Form 10-Q
period 1995-07-31
BUCK HILL FALLS CO /PA/
filed 1995-09-14
CIK 783283

                                FORM 10-Q


                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
For the quarterly period ended         JULY 31, 1995
                                   ----------------------

                                    OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
For the transition period from                   to
                                ---------------      ---------------

Commission file number          33-1406
                         ---------------------

                           BUCK HILL FALLS COMPANY
          --------------------------------------------------------
           (Exact name of registrant as specified in its charter)

          PENNSYLVANIA                             24-0536840
--------------------------------             --------------------
(State or other jurisdiction of               (I.R.S. Employer
 incorporation or organization)              Identification No.)

        CRESCO ROAD, BUCK HILL FALLS, PENNSYLVANIA  18323
       --------------------------------------------------
       (Address of principal executive offices)(Zip Code)

                          (717) 595-7511
       ----------------------------------------------------
       (Registrant's telephone number, including area code)


       ----------------------------------------------------
       (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes            No      X
    ---------     ----------

     As of July 31, 1995, the registrant had 73,537 shares of Common Stock, no par value, outstanding.

                                 FORM 10-Q

                          BUCK HILL FALLS COMPANY
                          =======================

                                   INDEX

                                                                      Page
                                                                      ----
Part I:   Financial Information
-------   ---------------------

Item 1.   Financial Statements

     Condensed Consolidated Balance Sheet -
     July 31, 1995 and October 31, 1994                               1

     Condensed Consolidated Statement of Operations -
     Nine Months and Three Months Ended July 31, 1995
     and 1994                                                         2

     Condensed Consolidated Statement of Cash Flows -
     Nine Months Ended July 31, 1995 and 1994                         3

     Note to Condensed Consolidated
     Financial Statements                                             4

Item 2.   Management's Discussion and Analysis of
     Financial Condition and Results of Operations                    5-9

Part II:  Other Information                                          10-12
--------  -----------------

Signatures                                                            13

                      PART I - FINANCIAL INFORMATION
                       ITEM 1.  FINANCIAL STATEMENTS

                  BUCK HILL FALLS COMPANY AND SUBSIDIARY
                  ======================================

                CONDENSED CONSOLIDATED BALANCE SHEET
                                                  JULY 31,
                                                    1995       OCTOBER 31,
                                                 (UNAUDITED)      1994*
--------------------------------------------------------------------------
                                   ASSETS
                                   ======
CURRENT ASSETS:
     Cash                                         $   31,824    $   20,194
     Accounts receivable, net                        330,199       175,758
     Prepaid expenses and other current
          assets                                      47,264        22,998
                                                  ----------    ----------
                    Total current assets             409,287       218,950

RESTRICTED CASH                                       76,732       105,876

PROPERTY, PLANT AND EQUIPMENT, Net                 2,768,082     2,761,827

DEFERRED COSTS, Net                                   13,808        17,363
                                                  ----------    ----------
                    TOTAL                         $3,267,909    $3,104,016
                                                  ==========    ==========

               LIABILITIES AND STOCKHOLDERS' EQUITY
               ====================================

CURRENT LIABILITIES:
     Note payable, unsecured                      $   11,300    $   11,300
     Current portion of long-term debt               768,579       847,586
     Accounts payable, trade                          90,665       114,370
     Accrued expenses and other                      323,540       219,687
                                                  ----------    ----------
          Total current liabilities                1,194,084     1,192,943

CUSTOMER DEPOSITS                                     76,732       105,882

LONG-TERM DEBT                                       963,627       675,922

6-1/4% SUBORDINATED NOTES                            140,000       140,000
                                                  ----------    ----------
                    Total liabilities              2,374,443     2,114,747
                                                  ----------    ----------


STOCKHOLDERS' EQUITY:
     Common stock                                  1,251,370     1,251,370
     Contributed capital                             799,227       799,227
     Deficit                                      (1,157,131)   (1,061,328)
                                                 -----------   -----------
                    Total stockholders' equity       893,466       989,269
                                                 -----------    ----------
                    TOTAL                         $3,267,909    $3,104,016
                                                  ==========    ==========


*Condensed from audited financial statements








































            The accompanying notes are an integral part of these
               condensed consolidated financial statements.

                   BUCK HILL FALLS COMPANY AND SUBSIDIARY
                   ======================================

               CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                (UNAUDITED)
                                              NINE MONTHS ENDED        THREE MONTHS ENDED
                                            .......JULY 31........    ......JULY 31......
                                              1995         1994         1995        1994
-----------------------------------------------------------------------------------------

REVENUES                                   $1,381,327   $1,364,869    $747,612   $786,589

COST OF REVENUES                            1,135,983    1,082,595     528,474    483,550
                                           ----------   ----------    --------   --------
GROSS PROFIT FROM OPERATIONS                  245,344      282,274     219,138    303,039

GENERAL AND ADMINISTRATIVE EXPENSES           341,434      319,836      80,285     98,622
                                           ----------   ----------    --------   --------
INCOME (LOSS) FROM OPERATIONS                 (96,090)     (37,562)    138,853    204,417
                                           ----------   ----------    --------   --------
OTHER INCOME (EXPENSE):
     Miscellaneous                            113,805       41,213      54,635     18,292
     Interest expense                        (134,973)     (87,094)    (62,035)   (34,087)
     Capitalized interest                      21,455       31,125           -     13,782
                                           ----------   ----------    --------   --------
          Other income (expense), net             287      (14,756)     (7,400)    (2,013)
                                           ----------   ----------    --------   --------
INCOME (LOSS) BEFORE PROVISION FOR
     INCOME TAXES AND CUMULATIVE EFFECT
     OF CHANGE IN ACCOUNTING PRINCIPLE        (95,803)     (52,318)    131,453    202,404

PROVISION FOR INCOME TAXES                          -       21,600           -          -
                                           ----------   ----------    --------   --------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT
     OF A CHANGE IN ACCOUNTING PRINCIPLE      (95,803)     (73,918)    131,453    202,404

CUMULATIVE EFFECT OF ACCOUNTING CHANGE              -       21,600           -          -
                                          -----------  -----------    --------   --------
NET INCOME (LOSS)                         $   (95,803) $   (52,318)   $131,453   $202,404
                                          ===========  ===========    ========   ========
WEIGHTED AVERAGE NUMBER OF SHARES
     OUTSTANDING                               73,537       73,537      73,537     73,537

NET INCOME (LOSS) PER COMMON SHARE:
     Before cumulative effect of
          accounting change               $     (1.30)  $    (1.00)   $   1.79   $   2.75
     Cumulative effect of accounting
          change                                    -          .29           -          -
                                          -----------  -----------    --------   --------
NET INCOME (LOSS) PER COMMON SHARE        $     (1.30) $      (.71)   $   1.79   $   2.75
                                          ===========  ===========    ========   ========

             The accompanying notes are an integral part of these
                 condensed consolidated financial statements.

                   BUCK HILL FALLS COMPANY AND SUBSIDIARY
                   ======================================

                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                        NINE MONTHS ENDED
                                                       .......JULY 31.....
                                                         1995        1994
----------------------------------------------------------------------------

CASH PROVIDED BY (USED IN):
  OPERATING ACTIVITIES:
     Net loss                                           $ (95,803)   $(52,318)
     Adjustments for noncash charges:
          Depreciation and amortization                   142,788     119,305
          Gain on sale of property and equipment          (52,389)          -
     Changes in assets and liabilities                    (98,565)     25,474
                                                        ---------    --------

               Net cash (used in) provided by operating
                    activities                           (103,969)     92,461
                                                        ---------    --------

  INVESTING ACTIVITIES:
     Purchase of property and equipment                  (145,988)   (557,302)
     Proceeds from sale of property and equipment          42,513           -
                                                        ---------    --------

               Net cash used in investing activities     (103,475)   (557,302)
                                                        ---------    --------

  FINANCING ACTIVITIES:
     Proceeds from issuance of debt                       938,612     464,292
     Repayment of debt                                   (719,538)    (12,835)
                                                        ---------    --------

               Net cash provided by financing
                    activities                            219,074     451,457
                                                        ---------    --------

INCREASE (DECREASE) IN CASH                                11,630     (13,384)
CASH, BEGINNING OF PERIOD                                  20,194      13,384
                                                        ---------    --------
CASH, END OF PERIOD                                      $ 31,824    $      -
                                                         ========    ========
CASH PAID (REFUNDED) FOR:
     Interest                                            $ 95,766    $ 51,160
     Income taxes                                        $   -       $   (500)


            The accompanying notes are an integral part of these
               condensed consolidated financial statements.

                  BUCK HILL FALLS COMPANY AND SUBSIDIARY
                  ======================================

            NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
------------------------------------------------------------------------

NOTE 1:   BASIS OF PRESENTATION

          Although the interim condensed consolidated financial statements of Buck Hill Falls Company and Subsidiary (the "Company") are unaudited, it is the opinion of the Company's management that all normal recurring adjustments necessary for a fair statement of the results for the interim periods presented have been reflected therein. The results of operations for any interim period are not necessarily indicative of results that may be expected for the entire year.

          These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's annual report on Form 10-K for the year ended October 31, 1994.

























-------------------------------------------------------------------------

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

          The Company's business, insofar as it relates to the provision of recreational facilities, is largely seasonal in nature. As a result, the Company's revenues and cost of revenues typically increase significantly in its third and fourth fiscal quarters.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED
JULY 31, 1995
COMPARED TO THE NINE MONTHS ENDED
JULY 31,1994
-----------------------------------------------

          Revenues increased 1.2% for the nine months ended July 31, 1995, as compared to the same period in the prior year, primarily due to increases in golf revenues, annual dues and sport camp fees. Golf revenues increased approximately $60,000 due to an increase in the number of memberships and more favorable weather conditions experienced in the first nine months of fiscal 1995. In addition, due to better weather conditions in fiscal 1995, more rounds were played and, as a consequence, revenues from greens fees and cart rental increased. The Company increased annual dues billed to 290 residents at Buck Hill Falls from $2,200 in 1994 to $2,400 in 1995. The $200 increase resulted in additional revenues of approximately $44,000 for the first nine months of fiscal 1995. Sport camp fees increased approximately $5,000 due to more participants in fiscal 1995. The increase in revenues was partially offset by a decrease in snow plowing revenues of approximately $16,000 due to more favorable weather in fiscal 1995, decreased revenues from tennis operations of approximately $3,000 attributable to decreased number of memberships and decreased special assessment revenues of approximately $74,000 compared to the same period in the prior year.

          Cost of revenues increased 4.9% for the nine months ended July 31, 1995 as compared with the same period in the prior year. Maintenance, supplies and salary expenses associated with golf operations increased approximately $18,000, primarily due to an increase in the number of rounds played in 1995, as discussed above. In addition, golf cart rental expense increased approximately $6,000 due to additional golf carts leased in 1995. The cost of contracted security services and repair and maintenance expenses related to the security vehicle increased approximately $5,000. Depreciation expense increased approximately $24,000, resulting from the completion of water system capital improvements in March 1995 and additional capital improvements to the community placed in service in late 1994.

          General and administrative expenses increased by 6.8% for the nine months ended July 31, 1995 as compared to the same period in the prior year. Legal and accounting fees increased approximately $64,000, primarily due to Securities and Exchange Commission filings in 1995, legal services on the potential water rate increase in 1996, consulting services rendered on the examination of the Company's rights in the setting of dues and assessments on the cottages at Buck Hill Falls as well as evaluation of an offer from the Lot & Cottage Owner's Association for purchase of the

Company's properties. The increase in general and administrative expenses was partially offset by a $39,000 decrease in salary expense and related payroll tax, fringe benefits and travel and entertainment due to the resignation of the Company's President in January 1994 and a decrease in a variety of minor expenditures relating to general and administrative services.

          Miscellaneous income increased 176.1%, principally due to a gain of approximately $52,000 from the sale of property and equipment, an insurance refund of approximately $17,000 and increased interest income of approximately $5,000 for fiscal 1995. The increase in interest income reflects a more aggressive policy in assessing finance charges on overdue receivables.

          Interest expense increased 102.8% as a result of increased interest rates and borrowings in fiscal 1995 as well as interest expense on the water system capital improvements loan.

          The provision for 1994 income taxes reflects deferred federal taxes resulting from utilization of net operating loss carryforwards.

          Beginning in fiscal 1994, the Company adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109"), Accounting for Income Taxes. The adoption of SFAS 109 resulted in a tax benefit in fiscal 1994 of approximately $21,600.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
JULY 31, 1995
COMPARED TO THE THREE MONTHS ENDED
JULY 31,1994
-------------------------------------------------

          Revenues decreased approximately 5% for the three months ended July 31, 1995, principally due to decreased special assessment revenues. In 1994, the Company levied a special assessment of $400 to residents at Buck Hill Falls in order to fund expenditures for major repairs and replacements in the community. Approximately $84,000 was realized as revenues for the three months ended July 31, 1994. There were no special assessment revenues for the same period in 1995. The decrease in special assessment revenues was partially offset by an increase in golf revenues of approximately $23,000 due to increased memberships, increased annual dues of approximately $14,500 and an increase in a variety of minor revenues.

          Cost of revenues increased approximately $45,000 principally as a result of the same factors indicated in the discussion of the results of operations for the nine months ended July 31, 1995 compared to the nine months ended July 31, 1994.

          General and administrative expenses decreased 18.6% for the three months ended July 31, 1995, principally due to decreased legal expenses of approximately $16,000.

          The increase in miscellaneous income is attributable to a gain of approximately $19,000 from the sale of property and equipment and an insurance refund of $17,000.

          Interest expense increased principally as a result of the same factors indicated in the discussion of the results of operations for the nine months ended July 31, 1995 compared to the nine months ended July 31, 1994. There was no capitalized interest for the three months ended July 31, 1995 due to completion of water system capital improvements in March 1995.

Liquidity and Capital Resources
-------------------------------

          At July 31, 1995, the Company had a working capital deficiency of $784,797. Included in current liabilities is the entire $736,120 outstanding on the Company's $1,000,000 line of credit with a bank (described in the following paragraph), which is payable on demand. An additional $32,459 in scheduled principal payments on long-term debt are due within the next twelve months.

          On July 24, 1992, the Company entered into a loan agreement with a bank relating to a secured revolving line of credit in the amount of $1,000,000 (the "Revolving Credit Facility"). Amounts borrowed under the Revolving Credit Facility bear interest at the prime rate (8.75% at July 31, 1995) plus 1.5%. Pursuant to the loan agreement, approximately 2,600 acres of land and land improvements located in Barrett Township, Monroe County, Pennsylvania, are pledged as collateral, along with dues, assessments and fee revenues. The Revolving Credit Facility is available through May 31, 1997, contingent upon the Company maintaining a satisfactory financial position and subject to annual review of the Company's financial statements by the bank. The loan agreement with the bank provides that if, in the opinion of the authorized lending officers of the bank, the Company's credit worthiness materially declines, the credit line will cease to be available for future draws, and any existing balance will be required to be fully amortized over a reasonable term.

          The Company was required to make certain improvements to its water system. During 1993, the Company entered into a $650,000 loan agreement with a bank to finance the improvements. On May 4, 1995, the Company entered into a $900,000 secured term loan. The proceeds were used to refinance the $650,000 loan agreement and pay for additional improvements to the Company's water system. Principal and interest are payable in monthly installments of $8,985, plus 1/12 of annual real estate taxes, over a twenty-year amortization period. Interest is payable at the bank's base rate (8.75% at July 31, 1995) plus 1.5%. The loan matures in February 2015 and is secured by a first mortgage on approximately 2,200 acres of land and land improvements located in Barrett Township, Monroe County, Pennsylvania.

          The Company expects to meet its current liabilities (other than payment of the entire $736,120 under the Revolving Credit Facility, which, although not currently due, is classified as a current liability because of the Revolving Credit Facility's demand terms) through increased collections as a result of the seasonal increase in revenues which typically occurs during the Company's third and fourth quarters through the provision of recreational services. The Company does not anticipate that the bank will demand payment under the Revolving Credit Facility.

          Cash increased $31,824 for the nine months ended July 31, 1995. Cash provided by borrowings of $938,612, comprised of $900,000 under the

Company's secured term loan and $38,612 of vehicle loans, as well as proceeds of $42,513 from the sale of property and equipment was used to make principal payments of $719,538 on long-term debt, pay operating expenditures of $103,969 and capital expenditures of $145,988. Such capital expenditures included $31,406 incurred for construction period interest costs, engineering fees and filtration plant installation costs to complete water system improvements and $114,582 incurred primarily for improvements to roads, sewer facilities and amenities in the community and the purchase of vehicles.

          At July 31, 1995, the Company had drawn $736,120 on its
$1,000,000 line of credit, leaving $263,880 available.

                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

     1. On May 25, 1995, James J. Wilson and Barbara A. Wilson, his wife, and Kempt Corporation filed a complaint against the Company requesting that a decree be issued granting an injunction enjoining the Company from imposing and collecting $2,400 [per resident??] for the Company's 1995 dues assessment and requiring the Company [to assess a 1995 assessment subject to the 1909 covenants which they claim should be solely to pay Plaintiffs' proportional share of road maintenance.]

          On May 25, 1995, a Motion for Preliminary Injunction without Hearing was also filed. On May 26, 1995, a Decree was granted enjoining the Company from employing any steps to collect from Plaintiffs or publicize Plaintiffs' failure to pay Company dues assessments.

          On June 19, 1995, the Company filed Preliminary Objections to Plaintiffs' Complaint, Answer to Motion for Preliminary
          Injunction and Brief in Opposition to Motion for Preliminary
          Injunction.

          On June 23, 1995, a hearing before the Court was held. At the hearing, the parties stipulated to certain conditions and terms pending final resolution of this matter. The Preliminary Injunction Order previously issued by the Court was dissolved. [This matter now shall continue in accordance with the normal Rules of Civil Procedure.]

     2. In July 1995 a lawsuit was commenced against the Company in the Court of Common Pleas of Monroe County, Pennsylvania by the Lot & Cottage Owners' Association of Buck Hill Falls Company and certain residents of the town of Buck Hill Falls, Pennsylvania. Also named as Defendants were George J. Byron, Genevieve R. Gee, James T. Sygenda and Patricia J. Rauch, all of whom are Directors of the Company. The Plaintiffs ask for a Declaratory Judgment determining the rights of the individual Plaintiffs and others under certain covenants imposed by the Company, rights to the use of Company owned common areas, and the right of the Company to assess owners for the purpose of retiring certain debt. The suit also challenges the right of the Company to make assessments and dues charges and seeks an injunction against collection actions filed by the Company and against the sale or subdivision of any lands which make up the Buck Hill Falls community, excepting subdivided residential building lots in the normal course of business. The Plaintiffs also ask the Court to declare that the Company has waived all rights to make assessment and dues charges and that the members of the Lot & Cottage Owners' Association have common ownership rights, interests, or easement rights in all of the property of the Company. No monetary damages are sought. The litigation is in its preliminary stages. The Company makes no prediction as to the probable outcome. A judgment in favor of the Plaintiffs would have a material adverse effect on the Company.

Item 2.   Changes in Securities

     None

Item 3.   Defaults Upon Senior Securities

     None

Item 4.   Submission of Matters to a Vote of Security Holders

     1. The Annual Meeting of the shareholders of the Company was held on July 16, 1995 at the Tennis Club of the Company. At the meeting the following persons were elected as directors of the Company, each receiving the number of votes set forth opposite his name (after giving effect to cumulative voting):

                    George J. Byron       - 57,430.5
                    Frank J. Dracos, M.D. - 42,059.0
                    David B. Ottaway      - 38,754.5

          A further nominee, Bruce C. Berry, received 27,776 votes. The following additional persons continued as directors of the Company after the meeting:

                    Genevieve R. Gee
                    Grace Godshalk
                    James T. Sygenda
                    James Wilson
                    Patricia J. Rauch
                    Clifford Press

     2. At the July 16, 1995 Annual Meeting, the shareholders also voted upon a proposal to amend the By-laws of the Company by adopting a new Article 32 providing that the Company shall not sell, convey or subdivide real estate or utilities outside of the ordinary course of business without the prior consent of holders of a majority of the shares of the Company's outstanding stock.

          Approval of the proposed amendment would have required the affirmative vote of holders of a majority of the outstanding shares, or 36,769 shares. Having received only 31,868 affirmative votes, the proposal failed. There were 27,507 shares voted against the proposal, 257 abstentions and 1,437 shares withholding authority.

          At a meeting held on July 14, 1995, the Board of Directors adopted a similar new Article 32 of the By-laws providing that the foregoing corporate actions would require the prior consent of the holders of a majority of the stock having voting power, present in person or by proxy, at a valid meeting of the shareholders. The Company believes that this amendment does not require shareholder approval.

Item 5.   Other Information

     At its organizational meeting on July 23, 1995, the Board of Directors elected David B. Ottaway as Chairman of the Board and Chief Executive Officer of the Company, and George J. Byron as President and Chief Operating Officer.

Item 6.   Exhibits and Reports on Form 8-K

     None

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   BUCK HILL FALLS COMPANY
                                   -------------------------------------
                                   (Registrant)


Date:                   By: /s/ David B. Ottaway
      ---------------      ----------------------------------------
                           David B. Ottaway, Chairman


Date:                   By: /s/ George J. Byron
      ---------------      -----------------------------------------
                           George J. Byron
                           President (principal financial officer)