Form 10-K405
period 1995-10-31
BUCK HILL FALLS CO /PA/
filed 1996-02-13
CIK 783283

_______________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

    X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  -----    EXCHANGE ACT OF 1934


FOR THE FISCAL YEAR ENDED OCTOBER 31, 1995.
                          ----------------

  _____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________.

                        COMMISSION FILE NUMBER 33-01406
                                               --------

                            BUCK HILL FALLS COMPANY
             (Exact name of registrant as specified in its charter)

           PENNSYLVANIA                                        24-0536840
    (State or other jurisdiction of                          (IRS Employer
    incorporation or organization)                        Identification Number)

                                  CRESCO ROAD
                      BUCK HILL FALLS, PENNSYLVANIA  18323
               (Address of principal executive offices, zip code)

  Registrant's telephone number, including area code: (717) 595-7511.

  Securities registered pursuant to Section 12(b) of the Act:  NONE.

  Securities registered pursuant to Section 12(g) of the Act:  NONE.

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months; and (2) has been subject to the filing
requirements for the past 90 days.       YES X      NO
                                            -----      ______

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K   [X]

  Aggregate market value of voting stock held by non-affiliates of the Registrant as of January 31, 1996 : $1,970,298.*

  Number of Shares of Common Stock, no par value, outstanding on January 31, 1996: 73,537.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                     None.
------------------------
* Calculated by excluding all shares held by executive officers, directors and five percent shareholders of the registrant without conceding that all such persons are "affiliates" of registrant for purposes of the Federal securities laws. Computation of market value is based on the closing bid quotations as of January 31, 1996, the last date for which any quotations are available to the Company.

_______________________________________________________________________________

                                     PART I

    ITEM 1 - BUSINESS

              Buck Hill Falls Company (the "Company") is engaged in the provision of a variety of services, much of which are for the benefit of residents of Buck Hill Falls, Pennsylvania. In addition, certain of the Company's facilities are made available to the general public. The Company's services consist of (a) provision of recreational facilities, (b) provision of various water and sewage services and (c) miscellaneous maintenance services.

    RECREATIONAL FACILITIES

              The Company provides and maintains various recreational facilities for the use of residents of the Buck Hill community and the general public.

              The recreational facilities owned and operated by the Company are as follows:

              Golf. The Company owns and operates a 27 hole golf course facility which also includes a clubhouse and restaurant. The restaurant has a capacity for 50 persons and can seat an additional 20 persons at an adjoining patio.

              Tennis. The Company's tennis facilities consist of 10 clay tennis courts, a tennis clubhouse and a small dining room that can accommodate 20 persons.

              Swimming. The Company owns and operates an olympic-sized outdoor swimming pool along with a small bath house and dressing rooms.

              Bowling Greens. The Company owns and operates two lawn bowling greens.

              Miscellaneous. The Company administers deer hunting on its properties and stocks streams on its properties for trout fishing. The Company also operates a day camp for children, including children of residents of Buck Hill Falls, on weekdays during the months of June, July and August.

              Of the Company's recreational facilities, its golf facilities are by far the most significant, generally accounting for more than 50% of the Company's revenues from its recreational facilities.

              Residents of Buck Hill Falls pay annual or daily use fees to the Company for each of the facilities that they utilize. In recent years, revenues from the general public and various groups that utilize the Company's golf facilities have become increasingly important.

    WATER AND SEWAGE OPERATIONS

              Through its wholly owned subsidiary, Buck Hill Water Company ("BHW"), the Company supplies water to residential customers. In the past the Company has also supplied water to Buck Hill Inn Corporation ("Inn Co."), an unaffiliated entity that owns the Buck Hill Inn, a non-operational hotel located in Buck Hill Falls. As of October 31, 1995, the Company had 289 residential and two commercial] customers, including all owners of residences in Buck Hill Falls that do not use well water. The operations of BHW are subject to regulation by the Pennsylvania Department of Environmental Protection (the "DEP") and the Pennsylvania Public Utility Commission (the "PUC"). See "Government Regulations."

              For the purposes of supplying water to its customers, the Company owns a reservoir with a 550,000 gallon capacity, a filtration plant, a chlorinator pump house and distribution system. The reservoir is fed by Buck Hill Creek, a spring and one or more wells. The Company also operates a sewage treatment facility that serves most of the residences in Buck Hill Falls and formerly served the Buck Hill Inn.

              Because a substantial majority of the residents of the Buck Hill Falls community occupy their units on a seasonal basis, the demand for the Company's water and sewage services is significantly greater in the summer months.

    GOVERNMENT REGULATION

              The Company's water and sewer services are subject to regulation by the DEP and the Company's water services are regulated by the PUC.

              Background. The DEP regulates all sewage treatment plants in Pennsylvania, annually inspects sewage treatment facilities and issues annual permits for the operation of such facilities. It has authority to cause changes to be made in the operation of a facility and to require capital improvements to ensure that the facility is operating in accordance with its standards. In addition, the DEP evaluates the water quality provided to residents of Buck Hill Falls by BHW, the Company's wholly-owned subsidiary. The DEP has the authority to mandate changes in the operation of BHW or its facilities to ensure that the water supply provided to the Buck Hill Falls community remains within the standards adopted by the DEP. In the event that the DEP were to mandate any changes in the Company's sewage treatment plant or in the facilities operated by BHW, the Company would be required to make the necessary capital expenditures in order to ensure that the sewage and water facilities meet with applicable regulations.

              The PUC regulates the quality of the water service provided by BHW, and the rates charged for such services. The PUC establishes, upon application, the rates that BHW may charge for water service. Any requests for an increase in water rates must be submitted to and approved by the PUC prior to the effectiveness of such increases.

              Recent Action. Pursuant to amendments to the Pennsylvania Safe Drinking Water Act enacted in 1989 (the "Water Act Amendments"), public water systems using unfiltered surface water sources were required to install filtration-disinfection systems for unfiltered surface water supplies upon the earlier of (a) 48 months after any identification of certain specified problems relating to the water supply or (b) December 31, 1995. In 1993, the Company was informed by the DEP that its water system exceeded the maximum contaminant level specified for coliform bacteria under regulations enacted pursuant to the Water Act Amendments, and that the Company would be required to install and begin operation of continuous filtration and disinfection in accordance with applicable regulations, or abandon its surface water source no later than May 17, 1993. Pursuant to these requirements, the Company commenced construction of a water filtration plant for Buck Hill Creek. In addition, pursuant to applicable regulations, the Company was required to cover its reservoir, which was accomplished in 1993. While the DEP is responsible for enforcing the requirements of the Water Act Amendments, the PUC regulates water aesthetics, and may require BHW to take certain actions or install facilities to maintain standards of water aesthetics in excess of the requirements of the Water Act Amendments.

              As a result of delays in the review process and delays in construction and start up of the filtration plant, the filtration plant was first placed into service in February, 1995. As of February 7, 1995, the Company received approval from the DEP to begin, and did begin, operation of the filtration plant. Because of the delays, the Company sought an extension of the date by which compliance with the regulations under the Water Act Amendments must occur, but the extension was denied by the DEP. If the Company is deemed to be in violation of the applicable regulations, it could be subject to monetary penalties of up to $5,000 per day as a result of the noncompliance. In addition, the Company for a period in 1993 utilized a source of water which it had stated to the DEP would not be utilized until the filtration plant was in operation. If penalties are imposed, the Company will attempt to negotiate a consent order with the DEP with respect to this matter. There can be no assurance that such a consent order will be issued or, if issued, that the consent order will not involve monetary penalties to be paid by the Company.

              Although additional costs relating to construction of the water filtration plant are expected to continue to accrue, the Company currently estimates that the cost of the plant and related improvements will total over $900,000. The Company obtained bank financing for the water treatment facility and related improvements, discussed under "Financing," below.

              Financing. In August 1993, BHW, the Company's wholly owned subsidiary, entered into a Loan Agreement with Penn Security Bank and Trust Company ("Penn Bank"), providing for a secured term loan in the amount of $650,000 (the "Term Loan"). The purpose of the Term Loan was to enable BHW to make improvements to its water and sewage system, primarily related to construction of the water filtration plant. In May 1995, the Loan Agreement was amended to increase the amount of the borrowing to $900,000 to enable the Company to complete the improvements. Interest on the Term Loan is payable monthly at a rate equal to Penn Bank's base rate (8.75% as of October 31,1995) plus 1.5%. Principal is repaid monthly according to an amortization schedule set forth in the Promissory Note evidencing the Term Loan, with payments concluding in 2015.

              The Term Loan is secured by a first lien mortgage (the "Mortgage") on approximately 2,200 acres of real estate owned by the Company and the improvements thereon, in addition to a collateral assignment to Penn Bank of all revenues and assessments of BHW. The Term Loan is guaranteed by the Company in accordance with a Guaranty and Surety Agreement executed by the Company and Penn Bank concurrently with the execution of the Loan Agreement. All obligations under the Term Loan may be accelerated and become immediately payable, and Penn Bank may foreclose on the Mortgage, upon the occurrence of certain events of default, including the bankruptcy or appointment of a receiver of BHW, certain defaults in payment of principal or interest, and any inaccuracy of the various representations and warranties of BHW contained in the Loan Agreement. Penn Bank may cancel the Term Loan upon a change of control of BHW or the Company.

              Rates for Water and Sewer Services. In the fiscal year ended October 31, 1993, BHW sought and obtained approval to raise the rates charged for water services by 121%. During the same period, the Company raised the rates charged for sewer services by 100%. On January 18, 1995, BHW filed an application with the PUC to increase its rates for water service effective March 20, 1995, partially to offset the costs associated with construction of the water filtration facility. The Company sought approval of rates that would produce $114,828 in additional annual revenue, but was granted rates that are expected to produce additional annual revenues of $82,000, effective July 20, 1995.

    OTHER OPERATIONS

              In addition to the services described above, the Company also provides road maintenance for approximately 23 miles of paved roads presently in the Buck Hill Falls community, plowing and cindering, trash pickups, street lighting and 24 hour security patrols. Costs of such services are borne by residents of Buck Hill Falls. See "Dues and Fees Paid By Property Owners," below.

    EXCHANGE OFFER

              In 1968, the Company issued its 4% Subordinated Debentures due July 1, 1993 (the "1993 Debentures"). In 1977, Buck Hill Inn Corporation ("Inn Co.") agreed to purchase the Buck Hill Inn from the Company. As part of the consideration for its purchase, Inn Co. agreed to assume the Company's obligations under the 1993 Debentures. Inn Co. subsequently failed to make payments under the 1993 Debentures and later declared bankruptcy. See "Agreement With Buck Hill Inn Corporation" under this item.

              The $757,000 of 1993 Debentures matured on July 1, 1993. As a result of the Inn Co. bankruptcy, the Company determined that it would bear responsibility for repayment of principal and interest under the 1993 Debentures. The Company in June 1993 tendered an exchange offer (the "Exchange Offer") to the holders of the 1993 Debentures under which the 1993 Debentures would be exchanged for 6 1/4% Subordinated Notes Due July 1, 1998 (the "1998 Notes"). The 1998 Notes are unsecured obligations of the Company in the principal amount of $140,000 and mature on July 1, 1998. The 1998 Notes accrue interest at an annual rate of 6 1/4%. Payments of principal and interest on the Notes are subordinated to payments of other indebtedness of the Company. Upon written notice to the holders thereof, the 1998 Notes are redeemable in whole or in part by the Company at any time at 100% of their principal amount, plus interest accrued to the date of redemption.

              The 1998 Notes may be declared immediately due and payable upon certain events of default, provided that the Company receives written notice from holders constituting at least 30% principal amount of the 1998 Notes. Such events of default include failure to make interest payments for 30 days; failure to pay principal when due; certain events of bankruptcy, insolvency or reorganization; and default in the performance of other covenants for a period of 25 days after receipt of written notice of such default from holders of at least 25% principal amount of the 1998 Notes.

              Not all of the 1993 Debentures were exchanged in the Exchange Offer. The Company elected to utilize funds available under its secured revolving line of credit to pay, upon the maturity of the Debentures, principal and interest on 1993 Debentures that were not exchanged for 1998 Notes. An aggregate of $617,000 of funds available under this line of credit were used for this purpose.

    DUES AND FEES PAID BY PROPERTY OWNERS

              In addition to fees which residents of Buck Hill Falls pay to the Company for water and sewer services and the use of recreational facilities, each of the property owners currently pays dues to the Company in connection with road maintenance, trash collection, security and other general maintenance services provided by the Company for the Buck Hill Falls community. In recent years, the utilization by the Company of certain of the dues and assessments has been contested by certain members of the Lot and Cottage Owners Association of Buck Hill Falls, Inc. (the "Association"), a non-profit organization whose members consist of most owners, other than the Company, of homes or lots in Buck Hill Falls. The Association has also expressed opposition to increases in such charges that the Company believed were necessary to provide for operation of Company facilities in the community and to meet certain other of the Company's obligations. The Company set dues for the fiscal year ended October 31, 1995 at $2,400 per resident. Certain residents objected to the imposition of the $2,400 annual dues and indicated that annual dues of only $2,000 should be assessed. In July 1995, the Association and certain individual property owners brought suit against the Company and certain of its officers and directors challenging the right of the Company to make assessments and dues charges and seeking to enjoin certain collection actions instituted by the Company to collect unpaid dues. In January 1996, an agreement was reached between the Association and the Company recognizing the obligation of residents to pay dues to the Company for services rendered for their benefit and giving the Association a role in setting the amount. Under the Agreement a joint committee is to be established, consisting of two members nominated by the Chairman of the Company , two members nominated by the President of the Association, and a fifth member chosen by mutual agreement of the Company Chairman and the Association President. The committee is to make recommendations to the Company's Board of Directors as to the level of dues to be assessed. The Agreement provides that special assessments to repay debt, acquire property for development purposes, purchase Company stock and develop land will only be considered if the Company grants property owners an option to purchase Common Stock, or a new class of stock, in consideration for payment of the special assessment. Both sides agreed to dismiss their litigation. The Agreement was approved by the Board of Directors of the Company and the Company expects the agreement to be approved by the Association members. While the Company believes it is legally entitled to charge dues, fees and assessments to most residents of the Buck Hill Falls community without input from the Association, the Company believes that such an action would involve practical difficulties and, therefore, the Company would prefer to determine the amount of such charges and their expenditure in an amicable manner with the Association. Continued opposition by the Association to increases, or opposition by the Association to budgeted expenditures by the Company could make it more difficult for the Company to fulfill its obligations.

              Purchasers of properties in The Cottages at Buck Hill Falls ("The Cottages"), a separate residential complex in Buck Hill Falls, pay an additional fee of $100 - $125 per month, depending on the type of residence, a portion of which is placed in a restricted reserve fund for long range capital improvements for units in The Cottages, and the remainder of which is used for exterior maintenance of such residences. Exterior maintenance services are not provided to other residents of Buck Hill Falls.

              Purchasers of lots in The Cottages who have not yet had the design of their proposed home approved by the Company pay an amount equal to 25% of the total dues charged to owners of residences in the first year following their purchase of a lot, 50% in the second year and 75% in the third year. Thereafter, lot owners at The Cottages pay the same dues as owners of residences. However, once the design of a proposed residence has been approved by the Company, the owner of the lot is required to pay the same dues as all owners of residences.

    MARKETING AND COMPETITION

              The Company's marketing efforts generally have been limited (and should not be confused with the marketing efforts relating to the sale of residences and lots in The Cottages, which are not being developed by the Company). However, in recent years, the Company has increased its efforts to have various groups use its facilities (principally its golf facilities) at times other than summer months. The Company's marketing efforts involve advertisements through the Pocono Mountains Vacation Bureau and in the Barrett Business Association Visitors Guide. Moreover, the Company has entered into arrangements with several inns and hotels in the Pocono Mountains area pursuant to which the Company makes its golf course available to guests of such inns and hotels at a group rate. The Company's marketing efforts also include advertisements in local newspapers, telephone books and travel brochures.

              Revenues derived from the use of the Company's recreational facilities (particularly the Company's golf course) by members of the general public have become increasingly important in recent years. In this regard, the Company is in competition with a number of resorts in the Pocono Mountains area. Many of the Company's competitors have substantially greater financial and marketing resources than the Company.

    EMPLOYEES

              As of January 31, 1996, the Company had 17 persons employed on a full year basis. An additional 59 persons were employed on a seasonal basis during the summer season in 1995 (demand for the Company's services increases substantially during the summer months).

    DEVELOPMENT OF THE COTTAGES

              Pursuant to a series of agreements executed in May 1985, the Company transferred 600 acres of its land to Buck Hill Falls Associates (the "Partnership"), a Pennsylvania limited partnership in which the Company had a 29% limited partnership interest. Thereafter, the Partnership developed The Cottages on the transferred property. However, the sales of properties in The Cottages ran significantly behind expectations, and the Partnership was not able to pay the principal amount due on certain loan obligations incurred in connection with the development of The Cottages. As a result, the Partnership ceased development of The Cottages in 1990, and in early 1991 gave to First Eastern Bank (now PNC Bank, N.A.) (the "Bank"), its principal lender, a deed on the remaining property it held, in lieu of foreclosure on the property. The Partnership dissolved in 1991, and all selling efforts relating to The Cottages have been suspended.

              If completed as originally planned, The Cottages would have been constructed in two phases. The Company does not know whether phase one of the development, which was designed to include 230 single family townhouses and 30 single family homes, will ever be completed. As of January 31, 1996, a total of 85 residences, including 56 townhouses and 29 detached homes, have been sold (one of the residences was constructed by a contractor retained by the purchaser of a lot). In addition, four lots have been sold and one new home is currently under construction.

              As initially contemplated by one of the Company's agreements with the Partnership, if the development of phase one were successfully completed, and if the Company consented, phase two would be developed and would include up to 100 townhouses and 60 single family lots. The agreement further provided that, if phase two were not approved by the Company, that portion of the transferred property that was not developed pursuant to phase one may, at the request of the Company, be reconveyed to the Company, subject to certain limitations on the Company's ability to develop the property. However, as a result of the transfer by the Partnership to the Bank of land that includes property designated for phase two, the Bank may dispute whether Company's right to reconveyance of the land applies to the Bank.

              Pursuant to the agreements relating to the sale of land by the Company, the Partnership agreed to make certain repairs and improvements in accordance with a Schematic Master Plan (the "Plan") as a contribution to BHW, certain of which were completed before the Partnership's transfer of the undeveloped property to the Bank. Under these agreements, the Partnership received land, as discussed above, and 14,300 shares of Common Stock of the Company.

              Prior to 1991, and pursuant to agreements with the Partnership, a purchaser of residences or lots at The Cottages was required to purchase shares of Common Stock from the Company. As additional consideration for the purchase price of the home or lot, the purchaser also received additional shares of the Company's Common Stock out of shares held by the Partnership. Except for shares of Common Stock delivered from time to time by the Company to the Partnership pursuant to such agreements for purchasers of properties in The Cottages prior to 1991, the Partnership was not entitled to receive any shares of Company Common Stock until completion of the improvements and repairs pursuant to the Plan. The Bank claims that it has succeeded to the Partnership's rights under such agreements. Because of the Company's claims that the Partnership did not complete the required improvements and repairs under the Plan, as well as the Company's position that certain required expenditures were not made, it is the Company's position that the Bank (as the claimed successor to the Partnership) is not entitled to receive any additional shares of Common Stock of the Company.

              The Company has negotiated with the Bank in an attempt to resolve various issues relating to the development of The Cottages. Among other issues subject to discussion are the disposition of the remaining 9,569 shares that were to be delivered to the Partnership upon completion of repairs and improvements as required by the Plan, and whether shares will continue to be sold to purchasers of properties in The Cottages. Management determined that the sale of Company Common Stock in connection with the sale of properties in The Cottages was no longer desirable, since the sale of its stock has engendered regulatory expenses and burdens that the Company believes are too great in view of the benefits received. Accordingly, in 1990, the Company terminated sales of its Common Stock and issuance of shares to the Partnership for delivery to purchasers.

    AGREEMENT WITH BUCK HILL INN CORPORATION

              Pursuant to an agreement in 1977 with Inn Co. (the "1977 Agreement"), the Company sold the Buck Hill Inn to Inn Co. As part of that agreement, Inn Co. was granted certain rights to use the Company's recreational and other facilities. As part of the consideration for its purchase, Inn Co. agreed to assume the Company's obligations under its 4% Subordinated Debentures due July 1, 1993 (the "1993 Debentures"). In addition, Inn Co. agreed to bear certain maintenance, repair, sewer and expansion costs relating to those portions of the sewer system on its properties.

              Inn Co. is currently subject to bankruptcy proceedings. It closed the Buck Hill Inn during 1990, and the Company has been informed that the Bank, which is Inn Co.'s principal lender and holds a mortgage on the Buck Hill Inn securing Inn Co.'s obligation, has obtained a judgment by confession against Inn Co. Inn Co. failed to make certain interest payments on the 1993 Debentures and failed to make other payments due to the Company on obligations outstanding since 1989. In 1990, the Company instituted a lawsuit against Inn Co., seeking a judgment in the aggregate amount of approximately $109,000 for unpaid recreational facility and water and sewer charges. In addition, in 1992, the Company instituted litigation against Inn Co. in connection with Inn Co.'s failure to make the July 1, 1991 interest payment on the 1993 Debentures. The Company's litigation has been stayed, however, due to the pendency of bankruptcy proceeding involving Inn Co.

              As a result of the Inn Co. bankruptcy, the Company determined that it would bear responsibility for repayment of principal and interest under the 1993 Debentures. The Company in June 1993 tendered an exchange offer to the holders of the 1993 Debentures under which the 1993 Debentures would be exchanged for 6 1/4% Subordinated Notes Due July 1, 1998 (the "1998 Notes"). See "Exchange Offer."

    ITEM 2 - PROPERTIES

              Aside from the various facilities described above, the Company owns approximately 4,000 acres of undeveloped wooded land contiguous to the Buck Hill Falls community and The Cottages. Of the 4,000 acres, approximately 2,400 acres are owned by BHW and serve as a watershed. Company management does not believe that development of the watershed land is feasible in the foreseeable future. Over 98 percent of the Company's land was acquired prior to 1947, and no land has been acquired in the last 30 years. The land is zoned residential. The Company has mortgaged approximately 2,600 acres of the land together with certain of its amenities to its principal lending bank as collateral for amounts borrowed under a line of credit. However, the mortgage is subordinated to the rights of community members of Buck Hill Falls under a non-exclusive easement granted to such persons for access to and use of certain areas (consisting of various recreational amenities and various roads, pathways and private rights-of-ways in Buck Hill Falls).


    ITEM 3 - LEGAL PROCEEDINGS

              As described under 'Agreement with Buck Hill Inn Corporation" in
    Item 1 above, the Company is the plaintiff in litigation brought against the Inn Co. now stayed due to the bankruptcy proceeding of the Inn Co.

              The Company is a defendant in a declaratory judgment action filed in the Court of Common Pleas of Monroe County Pennsylvania in July 1995, wherein the plaintiffs, the Lot and Cottage Owners' Association and certain property owners at Buck Hill Falls, ask for a declaratory judgment determining the rights of the individual plaintiffs and other under certain covenants imposed by the Company, rights to the use of Company owned common areas and the right of the Company to assess owners for the purpose of retiring debt. The suit also challenges the right of the Company to make assessments and dues charges and seeks an injunction against collection actions filed by the Company and against the sale or subdivision of any lands which make up The Buck Hill Falls community, except subdivided residential building lots in the normal course of business. The plaintiffs also ask the court to declare that the Company has waived all rights to make assessment and dues charges and that members of the Association have common ownership rights, interest or easement rights in all Company property.
    While no monetary damages are sought, a judgment in favor of the plaintiffs would have a material adverse effect on the Company. As discussed under "Dues and Fees Paid by Property Owners" in Item 1 above, a tentative settlement has been reached.


    ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              Not applicable.

                                    PART II


    ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

              Based upon information provided to the Company by the National Quotation Bureau, Inc., quotations reported by the National Daily Quotation Service and the National Association of Securities Dealers, Inc. Non-NASDAQ OTC Bulletin Board indicate a range of bid prices of $11.00 to $16.00 during the period from November 1, 1993 through January 31, 1994; $11.00 to $17.00 during the period from February 1, 1994 through April 29, 1994; $15.00 to $18.00 during the period from May 2, 1994 through July 29, 1994; $15.00 to $25.00 during the period from August 1, 1994 through October 31, 1994; $21.00 to $26.00 during the period from November 1, 1994 through January 31, 1995; $25.00 to $28.00 during the period from February 1, 1995 through April 30, 1995; $28.00 to $31.00 during the period from May 1, 1995 through July 31, 1995; and $28.00 to $31.00 during the period from August 1, 1995 through October 31, 1995.

              These quotations reflect inter-dealer prices, without retail markup, mark-down or commission and may not necessarily reflect actual transactions. The Company believes that market transactions in its Common Stock occur very infrequently, rendering it unlikely that there exists an established trading market for the Common Stock, and that quotations would be markedly affected by a modest volume of transactions.

              The Company has not recently declared or paid dividends on its Common Stock and anticipates that all earnings will be retained for use in its business. The Company does not anticipate that dividends will be declared or paid the near future.

              As of January 31, 1996, the Company had 509 shareholders of record.

    ITEM 6 - SELECTED FINANCIAL DATA

              The selected financial data set forth below are derived from financial statements of the Company and should be read in conjunction with such financial statements and the Management's Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this report.

                                                      YEAR ENDED OCTOBER 31,
                                 ----------------------------------------------------------------
                                    1995         1994         1993          1992         1991
                                 -----------  -----------  -----------  ------------  -----------

STATEMENT OF OPERATIONS DATA:
Revenues.......................  $2,218,139   $2,203,529   $2,048,529   $ 1,938,239   $1,874,303
Income (loss) from
  operations...................      37,094      136,294      133,895        (3,201)      51,131
Other income
  (expense)....................    (125,834)     (67,914)     (34,412)      147,846      (99,620)

Income (loss) before
  extraordinary credit.........     (88,740)      33,080       65,683       (64,982)     (82,070)
Extraordinary credit...........           -            -       33,800       138,000       19,000
Cumulative effect of
  accounting change............           -       21,600            -             -            -
                                 ----------   ----------   ----------   -----------   ----------

   Net income (loss)...........  $  (88,740)  $   54,680   $   99,483   $    73,018   $  (63,070)
                                 ==========   ==========   ==========   ===========   ==========

PER SHARE DATA:
Income (loss) before
  extraordinary credit.........  $    (1.21)  $      .45   $      .89   $      (.88)  $    (1.12)
Extraordinary credit...........           -            -          .46          1.87          .26
Cumulative effect of
  accounting change............           -          .29            -             -            -
                                 ----------   ----------   ----------   -----------   ----------

   Net income (loss)...........  $    (1.21)  $      .74   $     1.35   $       .99   $     (.86)
                                 ==========   ==========   ==========   ===========   ==========

FINANCIAL POSITION DATA:
Working capital................  $ (772,266)  $ (973,993)  $ (822,191)  $(1,082,662)  $ (516,834)
Total assets...................   3,149,870    3,104,106    2,536,541     2,299,853    2,373,373
Total long-term
  liabilities..................   1,170,018      921,804      599,360       176,111      865,347
Stockholders' equity...........     900,529      989,269      934,589       835,106      762,088

    ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    GENERAL

              The Company's business, insofar as it relates to the provision of recreational facilities, is largely seasonal in nature. As a result, the Company's revenues and cost of revenues typically increase in its third and fourth fiscal quarters.

    RESULTS OF OPERATIONS

    Year Ended October 31, 1995 Compared to Year Ended October 31, 1994

              Revenues increased 0.7% in 1995 as compared to 1994, principally due to increased golf and pool revenues, annual dues, lumber sales, water and sewer service revenues. Revenues from golf and pool increased approximately $92,500 due to an increase in the annual membership fee and the number of memberships. Management believes that golf memberships have increased as a result of improvements made to the golf course. In addition, due to more favorable weather in 1995, more rounds were played and, as a consequence, revenues from greens fees and cart rentals increased. The Company increased annual dues billed to 290 residents at Buck Hill Falls from $2,200 in 1994 to $2,400 in 1995. The $200 increase resulted in additional revenues of approximately $58,000 in 1995. Lumber sales increased approximately $24,100 due to additional timbering in fiscal 1995. Revenues from water and sewer services increased approximately $13,000 due to an increase in water rate in 1995. The increase in revenues was partially offset by a decrease in snow plowing revenues of approximately $16,500 due to more favorable weather in 1995, decreased tennis and camp revenues of approximately $9,600 attributable to decreased participation and decreased special assessment revenues of approximately $126,700 due to no special assessments raised in 1995. In addition, a change in the Company's water and sewer billing policy to Inn Co. resulted in a decrease in water and sewer service revenues of approximately $20,200.

              Cost of revenue increased 3.8% in 1995 as compared to 1994 due to a variety of factors. The operating expenses of golf increased approximately $44,500, primarily due to additional lease payments of $26,300 on golf carts. In addition, the cost of maintenance and material and supplies expenses increased approximately $18,200 due to increased rounds played in 1995. The operating expenses of camp club increased approximately $4,300 due to increased repair and maintenance expenses on play grounds. The operating expenses of water and sewer service increased approximately $4,800, principally due to increased sewer plant repair and maintenance expenses. However, the increased expenses related to sewer service operations were offset by a decrease of approximately $13,400 in salary expense because of one employee's disability absence for six months in 1995. Lumber commission expense and real estate taxes increased approximately $2,100 and $7,500 in 1995, respectively. The cost of contracted security services and repair and maintenance expenses related to security vehicle increased approximately $6,600. Maintenance expenses associated with the Cottages at Buck Hill Falls increased approximately $12,500, primarily due to an increase in the price of contracted services and additional cleaning services. Depreciation expense increased approximately $34,300 resulting from the completion of water system capital improvements in March 1995. The increase in cost of revenues was partially offset by an insurance refund of approximately $17,500, decreased road repair work of approximately $12,100 in Buck Hill Falls community, decreased snow plowing expense of approximately $10,200 and decreases in a variety of minor expenses relating to cost of revenues.

              General and administrative expenses increased 11.2% in 1995 as compared to 1994, principally resulting from increases in legal and accounting fees, bad debt expense and depreciation expense. Legal and accounting fees increased approximately $64,700, primarily due to Securities and Exchange Commission filings in 1995, legal services on the water rate increase in 1995, consulting services rendered on the examination of the Company's rights in the setting of dues and assessments on the cottages at Buck Hill Falls. Bad debt expense increased approximately $10,500 because of increased provision for uncollectible receivables. The purchase of property and equipment in 1995 resulted in an increase of approximately $2,900 in depreciation expense. Additionally, repair and maintenance expenses increased approximately $10,100, due to water pipe leakage in the residential area. Bank charges on credit card collection increased approximately $4,700. The increase in expense was partially offset by an insurance refund of approximately $4,800 and a $34,800 decrease in salary expense and related payroll tax, fringe benefits and travel and entertainment due to the resignation of the Company's President in January 1994.

              Miscellaneous income increased 173.8%, principally due to an increase on a gain from the sale of property and equipment of approximately $23,000.

              The increase in other expense is attributable primarily to increased interest expense resulting from increased interest rates and borrowings in fiscal 1995 as well as interest expense on the water system capital improvements loan.

    Year Ended October 31, 1994 Compared to Year Ended October 31, 1993

              Revenues increased 7.0% in 1994 compared to 1993, principally due to increased golf revenues, special assessments and water and sewer revenues. Golf revenues increased approximately $29,000 due to an increase in the number of memberships and more favorable weather in 1994. Management believes that memberships have increased as a result of improvements made to the golf course, as well as more aggressive marketing efforts by the Company. In addition, due to more favorable weather conditions experienced in 1994, more rounds were played and, as a consequence, revenues from greens fees and cart rentals increased. In order to fund expenditures of major repairs and replacements in the community, the Company raised special assessments from $400 in 1993 to $650 in 1994. The $250 increase resulted in additional revenues of approximately $77,000 in 1994. Water and sewer service revenues increased approximately $48,000 in 1994. In March 1993, the Company obtained an approval from the PUC to increase water rates. The increased revenues resulted from a full year increase in the water rate during 1994.

              Cost of revenues increased 5.2% in 1994 compared to 1993, principally due to increased salary expenses and related payroll tax of approximately $88,000, insurance costs of approximately $16,000 and snowplowing expenses of approximately $12,000. Salary and salary related expenses of golf operations increased approximately $53,100, primarily due to an increase in the number of rounds played in 1994, as discussed above, which resulted in increased manpower for maintenance in connection with golf operations. Additionally, more maintenance employees were hired in 1994. In addition, salary and related expenses increased in 1994 due to a 3% to 5% increase in wages.

              During fiscal 1994, the Company changed the premium period for its insurance policies from a fiscal to calendar year, which accounts for the additional insurance costs. Snowplowing services were contracted to an outside contractor in 1994 which accounts for the increase. The increases were offset by reduced maintenance expense of approximately $30,000 due to hiring a new contractor at reduced rates.

              General and administrative expenses increased 18%, principally due to increased legal expense. Legal expense increased approximately $56,600, primarily due to increased legal services rendered on the evaluation of a purchase offer from the Lot & Cottage Owners' Association for the Company's properties and preparation of the agreement between the Company and New Hope Lodge (a potential buyer) relating to assumption of Inn Co.'s obligation to the Company. However, no agreement was consummated on the sale of the Company's properties. In addition, administrative salaries and related benefits increased approximately $12,300 due to a 3% to 5% increase in wages during 1994. A variety of minor expenditures relating to general and administrative services also contributed to the increase in general and administrative expenses.

              The increase in other expense is attributable primarily to increased interest expense resulting from increased interest rates and borrowings in 1994. Additionally, in 1993 the Company received a real estate tax refund of $13,253 as a result of a real estate tax appeal.

              The provision for income taxes reflects state income taxes due on 1994 taxable income and deferred federal taxes resulting from utilization of net operating loss carryforwards.

              Beginning in fiscal 1994, the Company adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109"), Accounting for Income Taxes. The adoption of SFAS 109 resulted in a tax benefit of approximately $21,600.

    LIQUIDITY AND CAPITAL RESOURCES

              At October 31, 1995, the Company had a working capital deficiency of $772,266. Included in current liabilities is the entire $816,120 outstanding on the Company's $1,000,000 line of credit with a bank (described in the following paragraph), which is payable on demand. The outstanding balance increased by $18,412, primarily due to additional funds required for increased operational costs in fiscal 1995. An additional $31,266 in scheduled principal payments on long-term debt are due within the next twelve months.

              The Company entered into a loan agreement with a bank relating to a secured revolving line of credit in the amount of $1,000,000. Amounts borrowed under the line of credit bear interest at the prime rate (8.75% at October 31, 1995) plus 1-1/2%. Pursuant to the loan agreement, approximately 2,600 acres of land and land improvements located in Barrett Township, Monroe County, Pennsylvania, are pledged as collateral, along with dues, assessments and fee revenues. The line of credit is available through May 31, 1997, contingent upon the Company maintaining a satisfactory financial position and subject to annual review by the bank of the Company's financial statements. The loan agreement with the bank provides that, if, in the opinion of the authorized lending officers of the bank, the Company's credit worthiness materially declines, the credit line will crease to be available for future draws, and any existing balance will be required to be fully amortized over a reasonable term. The Company does not anticipate that the bank will demand payment on the line of credit.

              As discussed under "Business - Government Regulation," the Company is required to make certain improvements in its water system. During 1993, the Company entered into a $650,000 loan agreement with a bank to finance the improvements. On May 4, 1995, the Company entered into a $900,000 secured term loan. The proceeds were used to refinance the $650,000 loan agreement and pay for additional improvements to the Company's water system. Principal and interest are payable in monthly installments of $8,985. Interest is payable at the bank's base rate (8.75% at October 31, 1995) plus 1-1/2%. The loan matures in February 2015 and is secured by a first mortgage on approximately 2,200 acres of land and land improvements located in Barrett Township, Monroe County, Pennsylvania and a collateral assignment of all revenues and assessments of the Company's water operations.


              Cash increased $11,266 during 1995. Cash used in operating activities of $106,420, borrowings of $448,000 under the Company's revolving line of credit, borrowings of $38,612 under the Company's $10,700 and $27,912 bank loans and borrowings of $250,000 under the Company's $900,000 bank loan were used to reduce the Company's line of credit by $429,589, to make scheduled principal payments on long-term debt of $19,779 and to make capital expenditures of $188,298. Such expenditures included $48,109 incurred for construction period interest costs, engineering fees and filtration plant installation costs to complete water system improvements, $100,062 incurred primarily for improvements to roads, sewer facilities and amenities in the community, and $40,127 for the purchase of business and security vehicles.

              The Company incurred a net loss of $88,740 for the year ended October 31, 1995 and at October 31, 1995, the Company has a cumulative deficit of $1,150,068 and a working capital deficiency of $772,266. Although the Company's line of credit is available through May 31, 1997, the ability to borrow under the line is contingent upon certain factors. As a result, continuation of the Company in its present form is dependent upon the successful maintenance of its debt terms, its ability to obtain additional financing if needed and the eventual achievement of sustained profitable operations.


              Management believes that revisions in the Company's operating requirements, including rate increases for amenities and the effect of the water rate increase implemented in August 1995, provide the opportunity for the Company to continue as a going concern. However, there is no assurance that management's actions will be successful, or if they are not successful, that the Company would be able to continue as a going concern.


    ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

              Reference is made to the Index to Financial Statements on page
              F-1.


    ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

              Not applicable.





    ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

              Reference is made to the Index to Financial Statements on page
    F-1.



    ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

              Not applicable.

                                    PART III

    ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

              The directors and executive officers of the Company are as follows:

                                                                 Term as
                                                                 Director
Name                            Age           Position           Expires
------------------------------  ---  --------------------------  --------

David B. Ottaway                 56  Chairman and Chief              1998
 Executive Officer, Director

George J. Byron                  72  President and Chief             1998
Operating Officer, Director

Grace M. Godshalk               __   Vice President, Secretary,      1997
                                     Director

Patricia J. Rauch                61  Vice President, Treasurer,      1996
                                     Director

Frank J. Dracos, M.D.            66  Director                        1998

Edwin A. Gee                    __   Director                        1997

Clifford Press                   42  Director                        1997

James T. Sygenda                 63  Director                        1996

James J. Wilson                  62  Director                        1996

Carl R. Benasutti                54  General Manager                 N/A


              Mr. Ottaway was elected Chairman and Chief Executive Officer in July 1995. Mr. Ottaway has been employed by the Washington Post for the past 25 years and is currently an investigative reporter.

              Mr. Byron has been a director of the Company since 1992 and was President from 1994 to July 1995, at which time he was elected Chairman. Mr. Byron served as Treasurer from 1993 to 1994. Mr. Byron has been co-owner of Lord Byron, Inc., a manufacturer of hospital linens and hot air balloons, for over five years.

              Mrs. Godshalk has been a director of the Company since March, 1995. Mrs. Godshalk has been the Vice President of Ultra-Mold Corporation in Yardley, Pennsylvania, since 1984. For the past eighteen years, she has been an elected Supervisor of Lower Makefield Township, Bucks County, Pennsylvania.

              Dr. Dracos has been a director of the Company since 1992 and was Chairman of the Board in 1993. Dr. Dracos has been a practicing orthopedic surgeon with Pocono Orthopedic for over five years. Dr. Dracos is also a director of Mellon Bank (Northeast).

              Mr. Gee has been a director of the Company since
    _________________________, 1995.   [Insert bio for last 5 years]

              Mr. Press has been a director of the Company since 1994. Since 1986, Mr. Press has served as President of Hyde Park Holdings, Inc. Mr. Press also served as a director of High Voltage Engineering Corporation in 1988.

              Mr. Sygenda has been a director of the Company since 1993 and has served as Vice President since 1994. Mr. Sygenda was district sales manager and national account manager for UARCO Business Forms until 1992. Mr. Sygenda retired in 1993.

              Mr. Wilson has been a director of the Company since 1993. Mr. Wilson also has served as the Chief Executive Officer of Interstate General Company LP since 1987.

              Mr. Benasutti has been general manager of the Company since 1994 and has served as President of BHW since 1994. Mr. Benasutti also served as community manager for Pine Crest Development Corp. from 1988 through 1993.


    ITEM 11.  EXECUTIVE COMPENSATION

              The following table sets forth certain information concerning the compensation for services rendered by the Company's General Manager. The Company's other executive officers serve on a voluntary basis and are not compensated.

                           SUMMARY COMPENSATION TABLE

                                               ANNUAL COMPENSATION
                                         -----------------------------
                                                     OTHER ANNUAL              OTHER
                                                     ------------              -----
    NAME AND PRINCIPAL POSITION   YEAR  SALARY       COMPENSATION           COMPENSATION
    ---------------------------   ----  ------       ------------           ------------



    Carl Benasutti.............   1995  $43,000      $ 1,000                      ---
      General Manager(1)          1994  $31,826      $ 2,403(2)                   ---
                                  1993     ---           ---                      ---

    ----------------------
    (1) Mr. Benasutti has been compensated as General Manager since January, 1994, although formally elected to this position in July, 1994.
    (2) Received for the period from November 1, 1993 through January 2, 1994, during which Mr. Benasutti served in an informal capacity as assistant to the President.

    ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

              The following table sets forth certain information concerning ownership of the Common Stock of the Company as of January 31, 1996 by each shareholder known to the Company to own beneficially more than 5% of its Common Stock, each director of the Company and all directors and executive officers of the Company as a group. Except as otherwise noted, each person listed below has sole voting and dispositive power with respect to the shares listed next to his or her name. All persons listed below are directors of the Company.

                                      Shares
                                   Beneficially
Name                                   Owned       Percent of Class
--------------------------------  ---------------  -----------------

    David B. Ottaway............       5,980(1)             8.1%
    George J. Byron.............         100                 *
    Grace M.  Godshalk..........          90(2)              *
    Patricia J. Rauch...........         115                 *
    Frank J. Dracos, M.D........         400(3)              *
    Edwin A. Gee................       2,301(4)             3.1%
    Clifford Press..............         100                 *
    James T. Sygenda............         100(5)              *
    James J. Wilson.............         793(6)             1.1%
    All executive officers and
      directors as a group......       9,979               13.6%

-------------------------

    *         Less than 1%

    (1) Includes 1,583 shares held by Mr. Ottaway and 4,397 shares held by a non-profit charitable trust of which Mr. Ottaway is President and a trustee. Mr. Ottaway disclaims beneficial ownership of the shares held by the trust. Mr. Ottaway's address is Route 416, P.O. Box 401, Campbell Hall, New York 10916.

    (2) Includes 50 shares held jointly with Mrs. Godshalk's husband.

    (3) Includes 100 shares held by Dr. Dracos' wife and 100 shares held by an adult son, as to which shares Dr. Dracos disclaims beneficial ownership.

    (4) Includes 25 shares held by Mr. Gee's wife, 105 shares held jointly with his wife and 60 shares held by Mr. and Mrs. Gee in trusts for the benefit of their children. Does not include an additional 4,002 shares held by other family members, as to which shares Mr. Gee disclaims beneficial ownership.

    (5) Held jointly with Mr. Sygenda's wife.

    (6) Includes 300 shares held jointly by Mr. Wilson and his wife and 493 shares held by a corporation controlled by Mr. Wilson.

    ITEM 13.  CERTAIN BUSINESS RELATIONSHIPS


              Not applicable.



                                    PART IV


    ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a)       1.   Financial Statements - See the Index to Financial Statements
                   on page F-1

              2. Financial Statement Schedules - See the Index to Consolidated Financial Statement Schedules on page F-1.

              3.   Exhibits


              Exhibit No.
              -----------


              3.1 Articles of Incorporation, as amended - Incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Registrant's Registration Statement on Form S-18 filed with the Commission on March 6, 1986

              3.2       By-Laws, as amended - Incorporated by reference to
                        Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1992, filed with the Commission on February 24, 1993.


              4.1 Indenture between the Registrant and Fidelity Bank, as Trustee, dated July 1, 1968 - Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-18, filed with the Commission on November 7, 1983


              4.2 First Supplemental Indenture between the Registrant, Buck Hill Inn Corporation and Fidelity Bank, as trustee, dated October 31, 1977 -Incorporated by reference to
                        Exhibit 4.2 to the Registrant's Registration Statement on Form S-18, filed with the Commission on November 7, 1983

              10.1 Agreement between the Registrant and Buck Hill Inn Corporation dated August 10, 1977 - Incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-18, filed with the Commission on November 7, 1983

              10.2 Agreement between Glencoe Associates and the Registrant, dated as of May 28, 1985 - Incorporated by reference to
                        Exhibit 10.2 to Amendment No. 1 to the Registrant's Registration Statement, filed with the Commission on March 6, 1986

              10.3 Stock Subscription Agreement, between the Registrant and Buck Hill Falls Associates, dated as of May 28, 1985 - Incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Registrant's Registration Statement, filed with the Commission on March 6, 1986

              10.4 Installment Sale Agreement between the Registrant and Buck Hill Falls Associates, dated as of May 28, 1985 - Incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Registrant's Registration Statement, filed with the Commission on March 6, 1986

              10.5 Contribution Agreement between BHW and Buck Hill Falls Associates, dated as of May 28, 1985 - Incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the Registrant's Registration Statement, filed with the Commission on March 6, 1986


              10.6.1 Loan Agreement, dated July 24, 1992, between Penn Security Bank and Trust Company and the Registrant - Incorporated by reference to Exhibit 10.6.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1992, filed with the Commission on February 24, 1993.

              10.6.2 Promissory Note, dated July 24, 1992, issued by the Registrant to Penn Security Bank and Trust Company - Incorporated by reference to Exhibit 10.6.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1992, filed with the Commission on February 24, 1993.

              10.6.3 Open-End Mortgage, dated July 24, 1992, issued by the Registrant to Penn Security Bank and Trust Company - Incorporated by reference to Exhibit 10.6.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1992, filed with the Commission on February 24, 1993.

              10.6.4 Collateral Assignment of Dues, Assessments and Fee Income, dated July 24, 1992, issued by the Registrant to Penn Security Bank and Trust Company - Incorporated by reference to Exhibit 10.6.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1992, filed with the Commission on February 24, 1993.

              10.7.1 Proposal and Contract, dated February 24, 1992 and countersigned May 21, 1992, between Infilco Degremont Inc. and the Registrant, together with acceptance letter of the Registrant dated May 21, 1992 and revision letter agreement, dated June 24, 1992 - Incorporated by reference to Exhibit 10.7.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1992, filed with the Commission on February 24, 1993.


              10.8 Loan Agreement, dated August 12, 1993, between the Registrant and Penn Security Bank and Trust Company, incorporated by reference to Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the fiscal years ended October 31, 1994 and 1993.

              10.9 Loan Agreement, dated May 4, 1995, between the Buck Hill Water Company and Penn Security Bank and Trust Company.

    (b) No reports on Form 8-K were filed by the registrant during the last quarter of the period covered by this report.

                                  SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     BUCK HILL FALLS COMPANY


    Date: February 11, 1996          By: /s/ David B. Ottaway
                                        ----------------------------------------
                                        David B. Ottaway, Chairman and Chief
                                        Executive Officer
                                          (Principal Executive Officer)


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Signature                            Title                     Date
---------                            -----                     ----

/s/ George J. Byron
-----------------------
GEORGE J. BYRON           President and Chief           February 9, 1996
                          Operating
                          Officer, Director
                          (Principal Financial Officer)

/s/ Edwin A. Gee          Director                      February 13, 1996
-----------------------
EDWIN A. GEE

/s/ Grace M. Godshalk     Director                      February 13, 1996
-----------------------
GRACE M. GODSHALK

/s/ James T. Sygenda      Director                      February 9, 1996
-----------------------
JAMES T. SYGENDA

/s/ James J. Wilson       Director                      February 9, 1996
-----------------------
JAMES J. WILSON

                          Director                      February ___, 1996
-----------------------
PATRICIA J. RAUCH

/s/ Clifford Press        Director                      February 13, 1996
-----------------------
CLIFFORD PRESS

/s/ Frank J. Dracos, M.D. Director                      February 12, 1996
-----------------------
FRANK J. DRACOS, M.D.

                   SUPPLEMENTAL INFORMATION TO BE FURNISHED
                         WITH REPORTS FILED PURSUANT TO
                          SECTION 15(d) OF THE ACT BY
                     REGISTRANTS WHICH HAVE NOT REGISTERED
                 SECURITIES PURSUANT TO SECTION 12 OF THE ACT.


        No annual report covering the Registrant's last fiscal year and no proxy statement, form of proxy or other soliciting material relating to the Registrant's 1996 Annual Meeting of Shareholders has been sent to the Registrant's shareholders. The Registrant intends to send a report to shareholders for the period covered by this report and a proxy statement and proxy with respect to the Registrant's next Annual Meeting of Shareholders. The Registrant will furnish copies of such material when such material is sent to its shareholders. Such material shall not be deemed to be "filed" with the Commission or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.

                            BUCK HILL FALLS COMPANY

                          ANNUAL REPORT ON FORM 10-K


                                 EXHIBIT INDEX

EXHIBIT NO.
-----------

 3.1      Articles of Incorporation, as amended - Incorporated by reference to
          Exhibit 3.1 to Amendment No. 1 to the Registrant's Registration Statement on Form S-18 filed with the Commission on March 6, 1986

 3.2 By-Laws, as amended - Incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1992, filed with the Commission on February 24, 1993.

 4.1 Indenture between the Registrant and Fidelity Bank, as Trustee, dated July 1, 1968 - Incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-18, filed with the Commission on November 7, 1983

 4.2 First Supplemental Indenture between the Registrant, Buck Hill Inn Corporation and Fidelity Bank, as trustee, dated October 31, 1977 - Incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-18, filed with the Commission on November 7, 1983

 10.1 Agreement between the Registrant and Buck Hill Inn Corporation dated August 10, 1977 - Incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-18, filed with the Commission on November 7, 1983

 10.2 Agreement between Glencoe Associates and the Registrant, dated as of May 28, 1985 - Incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Registrant's Registration Statement, filed with the Commission on March 6, 1986

 10.3 Stock Subscription Agreement, between the Registrant and Buck Hill Falls Associates, dated as of May 28, 1985 - Incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Registrant's Registration Statement, filed with the Commission on March 6, 1986

 10.4 Installment Sale Agreement between the Registrant and Buck Hill Falls Associates, dated as of May 28, 1985 - Incorporated by reference to
          Exhibit 10.5 to Amendment No. 1 to the Registrant's Registration Statement, filed with the Commission on March 6, 1986

 10.5 Contribution Agreement between BHW and Buck Hill Falls Associates, dated as of May 28, 1985 - Incorporated by reference to Exhibit 10.6 to Amendment No.

          1 to the Registrant's Registration Statement, filed with the Commission on March 6, 1986

 10.6.1 Loan Agreement, dated July 24, 1992, between Penn Security Bank and Trust Company and the Registrant - Incorporated by reference to
          Exhibit 10.6.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1992, filed with the Commission on February 24, 1993.

 10.6.2 Promissory Note, dated July 24, 1992, issued by the Registrant to Penn Security Bank and Trust Company - Incorporated by reference to Exhibit
          10.6.2 to the Registrant's Annual Report on Form 10-K for fiscal year ended October 31, 1992, filed with the Commission on February 24, 1993.

 10.6.3 Open-End Mortgage, dated July 24, 1992, issued by the Registrant to Penn Security Bank and Trust Company - Incorporated by reference to
          Exhibit 10.6.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1992, filed with the Commission on February 24, 1993.

 10.6.4 Collateral Assignment of Dues, Assessments and Fee Income, dated July 24, 1992, issued by the Registrant to Penn Security Bank and Trust Company - Incorporated by reference to Exhibit 10.6.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1992, filed with the Commission on February 24, 1993.

 10.7.1 Proposal and Contract, dated February 24, 1992 and countersigned May 21, 1992, between Infilco Degremont Inc. and the Registrant, together with acceptance letter of the Registrant dated May 21, 1992 and revision letter agreement, dated June 24, 1992 - Incorporated by reference to Exhibit 10.7.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 31, 1992, filed with the Commission on February 24, 1993.

 10.8 Loan Agreement, dated August 12, 1993, between the Registrant and Penn Security Bank and Trust Company, incorporated by reference to Exhibit
          10.8 to the Registrant's Annual Report on Form 10-K for the fiscal years ended October 31, 1994 and 1993.

 10.9 Loan Agreement, dated May 4, 1995, between the Buck Hill Water Company and Penn Security Bank and Trust Company.