Form 10-K405/A
period 1995-10-31
BUCK HILL FALLS CO /PA/
filed 1996-02-14
CIK 783283

_______________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

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

    WATER AND SEWAGE OPERATIONS

              Through its wholly owned subsidiary, Buck Hill Water Company ("BHW"), the Company supplies water to residential customers. In the past the Company has also supplied water to Buck Hill Inn Corporation ("Inn Co."), an unaffiliated entity that owns the Buck Hill Inn, a non-operational hotel located in Buck Hill Falls. As of October 31, 1995, the Company had 289 residential and two commercial customers, including all owners of residences in Buck Hill Falls that do not use well water. The operations of BHW are subject to regulation by the Pennsylvania Department of Environmental Protection (the "DEP") and the Pennsylvania Public Utility Commission (the "PUC"). See "Government Regulations."

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

              As a result of delays in the review process and delays in construction and start up of the filtration plant, the filtration plant was first placed into service in February 1995. As of February 7, 1995, the Company received approval from the DEP to begin, and did begin, operation of the filtration plant. Because of the delays, the Company sought an extension of the date by which compliance with the regulations under the Water Act Amendments must occur, but the extension was denied by the DEP. If the Company is deemed to be in violation of the applicable regulations, it could be subject to monetary penalties of up to $5,000 per day as a result of the noncompliance. In addition, the Company for a period in 1993 utilized a source of water which it had stated to the DEP would not be utilized until the filtration plant was in operation. If penalties are imposed, the Company will attempt to negotiate a consent order with the DEP with respect to this matter. There can be no assurance that such a consent order will be issued or, if issued, that the consent order will not involve monetary penalties to be paid by the Company.

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

    DUES AND FEES PAID BY PROPERTY OWNERS

              In addition to fees which residents of Buck Hill Falls pay to the Company for water and sewer services and the use of recreational facilities, each of the property owners currently pays dues to the Company in connection with road maintenance, trash collection, security and other general maintenance services provided by the Company for the Buck Hill Falls community. In recent years, the utilization by the Company of certain of the dues and assessments has been contested by certain members of the Lot and Cottage Owners Association of Buck Hill Falls, Inc. (the "Association"), a non-profit organization whose members consist of most owners, other than the Company, of homes or lots in Buck Hill Falls. The Association has also expressed opposition to increases in such charges that the Company believed were necessary to provide for operation of Company facilities in the community and to meet certain other of the Company's obligations. The Company set dues for the fiscal year ended October 31, 1995 at $2,400 per resident. Certain residents objected to the imposition of the $2,400 annual dues and indicated that annual dues of only $2,000 should be assessed. In July 1995, the Association and certain individual property owners brought suit against the Company and certain of its officers and directors challenging the right of the Company to make assessments and dues charges and seeking to enjoin certain collection actions instituted by the Company to collect unpaid dues. In January 1996, an agreement was reached between the Association and the Company recognizing the obligation of residents to pay dues to the Company for services rendered for their benefit and giving the Association a role in setting the amount. Under the Agreement a joint committee is to be established, consisting of two members nominated by the Chairman of the Company , two members nominated by the President of the Association, and a fifth member chosen by mutual agreement of the Company Chairman and the Association President. The committee is to make recommendations to the Company's Board of Directors as to the level of dues to be assessed. The Agreement provides that special assessments to repay debt, acquire property for development purposes, purchase Company stock and develop land will only be considered if the Company grants property owners an option to purchase Common Stock, or a new class of stock, in consideration for payment of the special assessment. Both sides agreed to dismiss their litigation. The Agreement was approved by the Boards of both the Company and the Association, and the Company expects the Agreement to be approved by the Association members. While the Company believes it is legally entitled to charge dues, fees and assessments to most residents of the Buck Hill Falls community without input from the Association, the Company believes that such an action would involve practical difficulties and, therefore, the Company would prefer to determine the amount of such charges and their expenditure in an amicable manner with the Association. Continued opposition by the Association to increases, or opposition by the Association to budgeted expenditures by the Company could make it more difficult for the Company to fulfill its obligations.

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

    ITEM 6 - SELECTED FINANCIAL DATA

              The selected financial data set forth below are derived from financial statements of the Company and should be read in conjunction with such financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this report.

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

                                    PART III

    ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

              The directors and executive officers of the Company are as follows:

                                                                 Term as
                                                                 Director
Name                            Age           Position           Expires
------------------------------  ---  --------------------------  --------

David B. Ottaway                 56  Chairman and Chief              1998
                                     Executive Officer, Director

George J. Byron                  72  President and Chief             1998
                                     Operating Officer, Director

Grace M. Godshalk                58  Vice President, Secretary,      1997
                                     Director

Patricia J. Rauch                61  Vice President, Treasurer,      1996
                                     Director

Frank J. Dracos, M.D.            66  Director                        1998

Edwin A. Gee                     80  Director                        1997

Clifford Press                   42  Director                        1997

James T. Sygenda                 63  Director                        1996

James J. Wilson                  62  Director                        1996

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

              Mr. Gee has been a director of the Company since 1995. Mr. Gee retired as Chief Executive Officer of International Paper Co. in 1985.


              Mr. Press has been a director of the Company since 1994. Since 1986, Mr. Press has served as President of Hyde Park Holdings, Inc. Mr. Press has also served as a director of High Voltage Engineering Corporation since 1988.

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

    ----------------------

    (1) Mr. Benasutti has been compensated as General Manager since January 1994, although formally elected to this position in July 1994.
    (2) Received for the period from November 1, 1993 through January 2, 1994, during which Mr. Benasutti served in an informal capacity as assistant to the President.

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

-------------------------

    *         Less than 1%

    (1) Includes 1,583 shares held by Mr. Ottaway and 4,397 shares held by a non-profit charitable trust of which Mr. Ottaway is President and a trustee. Mr. Ottaway disclaims beneficial ownership of the shares held by the trust. Mr. Ottaway's address is 327 A Street SE, Washington D.C. 20003.

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

/s/ Edwin A. Gee          Director                      February 13, 1996
-----------------------
EDWIN A. GEE

/s/ Grace M. Godshalk     Director                      February 13, 1996
-----------------------
GRACE M. GODSHALK

/s/ James T. Sygenda      Director                      February 9, 1996
-----------------------
JAMES T. SYGENDA

/s/ James J. Wilson       Director                      February 9, 1996
-----------------------
JAMES J. WILSON

/s/ Patricia J. Rauch     Director                      February 11, 1996
-----------------------
PATRICIA J. RAUCH

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

                               TABLE OF CONTENTS
                               =================

                                                                            Page
                                                                            ----
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS........................  F-2

CONSOLIDATED FINANCIAL STATEMENTS:
   Balance Sheet as of October 31, 1995 and 1994..........................  F-3
   Statement of Operations for the Years Ended
       October 31, 1995, 1994 and 1993....................................  F-4
   Statement of Changes in Stockholders' Equity for the
       Years Ended October 31, 1995, 1994 and 1993........................  F-5
   Statement of Cash Flows for the Years Ended
       October 31, 1995, 1994 and 1993....................................  F-6
   Notes to Consolidated Financial Statements.............................  F-7
              INDEX TO CONSOLIDATED FINANCIAL STATEMENT SCHEDULES
              ===================================================
Property, Plant and Equipment for the Years Ended
   October 31, 1995, 1994 and 1993........................................  F-17
Accumulated Depreciation of Property, Plant and
   Equipment for the Years Ended October 31, 1995,
   1994 and 1993..........................................................  F-18
Valuation and Qualifying Accounts for the Years Ended
   October 31, 1995, 1994 and 1993........................................  F-19
Short-term Borrowings for the Years Ended
   October 31, 1995, 1994 and 1993........................................  F-20
Supplementary Statement of Operations Information for
   the Years Ended October 31, 1995, 1994 and 1993........................  F-21

                -----------------------------------------------

                             REPORT OF INDEPENDENT
                         CERTIFIED PUBLIC ACCOUNTANTS
                         ============================

To the Board of Directors and Stockholders of Buck Hill Falls Company:

          We have audited the accompanying consolidated balance sheets of Buck Hill Falls Company and subsidiary as of October 31, 1995 and 1994, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended October 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Buck Hill Falls Company and subsidiary as of October 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1995 in conformity with generally accepted accounting principles.

          As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for income taxes by adopting Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," in 1994.

          Our audits referred to above also included audits of the financial statement schedules listed under Item 14(a)(2). In our opinion, those financial statement schedules present fairly, in all material respects, in relation to the basic consolidated financial statements taken as a whole, the information required to be stated therein.


                                             PARENTE, RANDOLPH, ORLANDO,
                                                  CAREY & ASSOCIATES

Wilkes-Barre, Pennsylvania
December 13, 1995

                     BUCK HILL FALLS COMPANY AND SUBSIDIARY
                     ======================================

                           CONSOLIDATED BALANCE SHEET
                           OCTOBER 31, 1995 AND 1994

                                                  1995         1994
                   ASSETS
                   ======
CURRENT ASSETS:
  Cash......................................  $   31,460   $   20,194
  Accounts receivable, trade net of
     allowance for doubtful accounts of
     $79,860 in 1995 and $35,000 in 1994....     245,369      175,758
  Prepaid expenses:
     Insurance..............................      25,683       19,822
     Other..................................       4,545        3,176
                                              ----------   ----------
         Total current assets...............     307,057      218,950

RESTRICTED CASH.............................      73,799      105,876

PROPERTY, PLANT AND EQUIPMENT...............   2,756,391    2,761,827

DEFERRED COSTS, Net of accumulated
   amortization of $11,060 and
   $6,320 in 1995 and 1994, respectively....      12,623       17,363
                                              ----------   ----------
         TOTAL..............................  $3,149,870   $3,104,016
                                              ==========   ==========

                                                  1995         1994
    LIABILITIES AND STOCKHOLDERS' EQUITY
    ====================================
CURRENT LIABILITIES:
   Demand note payable, 5% unsecured........  $   11,300   $   11,300
   Current portion of long-term debt........     847,385      847,586
   Accounts payable, trade..................      37,283      114,370
   Accrued expenses and other...............     183,355      219,687
                                              ----------   ----------
          Total current liabilities.........   1,079,323    1,192,943

CUSTOMER DEPOSITS...........................      73,800      105,882

LONG-TERM DEBT..............................     956,218      675,922

6-1/4% SUBORDINATED NOTES...................     140,000      140,000
                                              ----------   ----------
         Total liabilities..................   2,249,341    2,114,747

COMMITMENTS.................................

STOCKHOLDERS' EQUITY........................     900,529      989,269
                                              ----------   ----------
         TOTAL..............................  $3,149,870   $3,104,016
                                              ==========   ==========

                 See Notes to Consolidated Financial Statements

                    BUCK HILL FALLS COMPANY AND SUBSIDIARY
                    ======================================

                     CONSOLIDATED STATEMENT OF OPERATIONS
              FOR THE YEARS ENDED OCTOBER 31, 1995, 1994 AND 1993

                                                          1995          1994           1993
REVENUES..........................................    $2,218,139     $2,203,529     $2,048,295

COST OF REVENUES..................................     1,653,362      1,592,863      1,513,458
                                                      ----------     ----------     ----------

GROSS PROFIT......................................       564,777        610,666        534,837

GENERAL AND ADMINISTRATIVE EXPENSES...............       527,683        474,372        400,942
                                                      ----------     ----------     ----------

INCOME FROM OPERATIONS............................        37,094        136,294        133,895
                                                      ----------     ----------     ----------

OTHER INCOME (EXPENSE):
  Interest expense, net of capitalized
    interest of $21,455 and $49,096 in 1995
    and 1994, respectively........................      (161,515)       (80,944)       (61,497)
  Miscellaneous...................................        10,292         13,030         13,832
  Real estate tax refund..........................             -              -         13,253
  Gain on sale or property, plant
    and equipment.................................        25,389              -              -
                                                      ----------     ----------     ----------
        Other income (expenses)...................      (125,834)       (67,914)       (34,412)
                                                      ----------     ----------     ----------
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES,
  EXTRAORDINARY CREDIT AND CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE..................       (88,740)        68,380         99,483

PROVISION FOR INCOME TAXES........................             -         35,300         33,800
                                                      ----------     ----------     ----------
INCOME (LOSS) BEFORE EXTRAORDINARY CREDIT
  AND CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE............................       (88,740)        33,080         65,683

EXTRAORDINARY CREDIT - Reduction of income
  taxes arising from carry forward of prior
  years' operating losses.........................             -              -         33,800
                                                      ----------     ----------     ----------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE..................       (88,740)        33,080         99,483

CUMULATIVE EFFECT OF ACCOUNTING CHANGE............             -         21,600              -
                                                      ----------     ----------     ----------
NET INCOME (LOSS).................................    $  (88,740)    $   54,680     $   99,483
                                                      ==========     ==========     ==========
EARNINGS (LOSS) PER COMMON SHARE:
  Before extraordinary credit.....................    $    (1.21)    $      .45     $      .89
  Extraordinary credit............................             -              -            .46
  Cumulative effect of accounting change..........             -            .29              -
                                                      ----------     ----------     ----------
NET INCOME (LOSS) PER COMMON SHARE................    $    (1.21)    $      .74     $     1.35
                                                      ==========     ==========     ==========

                See Notes to Consolidated Financial Statements

                    BUCK HILL FALLS COMPANY AND SUBSIDIARY
                    ======================================

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED OCTOBER 31, 1995 AND 1994

                                   COMMON STOCK (1)                                    TOTAL
                                   SHARES                 ADDITIONAL                STOCKHOLDERS'
                                   ISSUED      AMOUNT      CAPITAL      DEFICIT        EQUITY
BALANCE, OCTOBER 31, 1992.......   73,537    $1,251,370   $799,227    $(1,215,491)    $835,106
NET INCOME......................                                           99,483       99,483
                                   ------    ----------   --------    -----------     --------
BALANCE, OCTOBER 31, 1993.......   73,537     1,251,370    799,277     (1,116,008)     934,269
NET INCOME......................                                           54,680       54,680
                                   ------    ----------   --------    -----------     --------
BALANCE, OCTOBER 31, 1994.......   73,537     1,251,370    799,227     (1,061,328)     989,269
NET LOSS........................                                          (88,740)     (88,740)
                                   ------    ----------   --------    -----------     --------
BALANCE, OCTOBER 31, 1995.......   73,537    $1,251,370   $799,227    $(1,150,068)     900,529
                                   ======    ==========   ========    ===========     ========

(1) No par value; authorized 105,000 shares.

                See Notes to Consolidated Financial Statements

                    BUCK HILL FALLS COMPANY AND SUBSIDIARY
                    ======================================

                     CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE YEARS ENDED OCTOBER 31, 1995, 1994 AND 1993

                                                                     1995            1994              1993
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...........................................     $   (88,740)      $  54,680       $    99,483
                                                                 -----------       ---------       -----------
Adjustments to reconcile net income
  (loss) to net cash provided by (used in) operating
  activities:
    Depreciation............................................         193,234         160,778           156,232
    Amortization............................................           4,740           4,740             1,580
    Gain on sale of property, plant and
      equipment.............................................         (25,389)         (2,000)                -
    Cumulative effect of change in
      accounting principle..................................               -         (21,600)                -
    Deferred tax expense....................................               -          21,600                 -
    Changes in assets and liabilities:
      Accounts receivable, trade............................         (69,611)        (33,563)           (2,003)
      Prepaid expenses and other............................          (7,230)          1,824            36,386
      Restricted cash.......................................          32,077          (5,814)          (14,003)
      Deferred costs........................................               -               -           (23,683)
      Accounts payable, trade...............................         (77,087)         (5,250)           52,201
      Accrued expenses and other............................         (36,332)         59,046          (115,807)
      Customer deposits.....................................         (32,082)          5,032            13,146
                                                                 -----------       ---------       -----------
        Total adjustments...................................         (17,680)        184,793           104,049
                                                                 -----------       ---------       -----------
          Net cash provided by (used
            in) operating activities........................        (162,409)        239,473           203,532
                                                                 -----------       ---------       -----------
CASH FLOW FROM INVESTING ACTIVITIES:
  Purchase of property, plant and
    equipment...............................................        (188,297)       (688,630)         (381,787)
  Proceeds from sale of property, plant
    and equipment...........................................          25,888           2,000                 -
                                                                 -----------       ---------       -----------
          Net cash used in investing
            activities......................................        (162,409)       (686,630)         (381,787)
                                                                 -----------       ---------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of debt.........................................      (1,106,517)       (460,056)       (1,151,554)
  Proceeds from issuance of debt............................       1,386,612         914,023         1,339,219
                                                                 -----------       ---------       -----------
          Net cash provided by
            financing activities............................         280,095         453,967           187,665
                                                                 -----------       ---------       -----------
NET INCREASE IN CASH........................................          11,266           6,810             9,410

CASH, BEGINNING OF YEAR.....................................          20,194          13,384             3,974
                                                                 -----------       ---------       -----------
CASH, END OF YEAR...........................................     $    31,460       $  20,194       $    13,384
                                                                 ===========       =========       ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
    Cash paid (refunded) for:
      Interest..............................................     $   164,375       $ 129,634       $    70,065
                                                                 ===========       =========       ===========
      Income taxes..........................................     $         -       $    (500)      $    25,546
                                                                 ===========       =========       ===========
SUPPLEMENTAL NONCASH INVESTING ACTIVITY:
  Liabilities incurred for purchase of
    property, plant and equipment...........................     $         -       $  61,711       $         -
                                                                 ===========       =========       ===========

                  See Notes Consolidated Financial Statements

                    BUCK HILL FALLS COMPANY AND SUBSIDIARY
                    ======================================

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    BASIS OF PRESENTATION
    ---------------------

    The consolidated financial statements include the accounts of Buck Hill Falls Company and its wholly-owned subsidiary, Buck Hill Water Company (the "Company"). All significant intercompany balances and transactions are eliminated.

    The accompanying consolidated financial statements have been prepared on a going-concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $88,740 for the year ended October 31, 1995 and at October 31, 1995, the Company has a cumulative deficit of $1,150,068 and a working capital deficiency of $772,266. As described in Note 4, although the Company's line of credit is available through May 31, 1997, the ability to borrow under the line is contingent upon certain factors. As a result, continuation of the Company in its present form is dependent upon the successful maintenance of its debt terms, its ability to obtain additional financing if needed and the eventual achievement of sustained profitable operations.

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

    PROPERTY, PLANT AND EQUIPMENT
    -----------------------------

    The Company recognizes real and personal property to which it has title at cost.

    Depreciation is computed using both straight-line and accelerated methods over the estimated useful lives of the assets.

    DEFERRED COSTS
    --------------

    Costs incurred for issuance of the 6-1/4% subordinated notes have been deferred and are amortized using the straight-line method over the term of the notes.

BUCK HILL FALLS COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    EARNINGS (LOSS) PER COMMON SHARE
    --------------------------------

    Earnings (loss) per common share is based on the weighted average number of shares outstanding (73,537 in 1995, 1994 and 1993).

    STATEMENT OF CASH FLOWS
    -----------------------

    For purposes of the statement of cash flows, restricted cash (Note 2) is not considered to be cash since such funds are restricted in use for capital improvements and repairs to The Cottages at Buck Hill Falls.

    ACCOUNTING PRINCIPLES
    ---------------------

    In fiscal 1994, the Company adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109"), Accounting for Income Taxes. SFAS 109 requires an asset and liability approach for accounting and reporting for income taxes. The cumulative effect of the change in accounting principle as of November 1, 1993 resulted in a benefit to net income of approximately $21,600.


2.  RESTRICTED CASH AND CUSTOMER DEPOSITS:

    The Company is responsible for repairs and replacements at The Cottages at Buck Hill Falls ("The Cottages"), a residential development. The Company has a funding program to meet this obligation, under which purchasers of properties in The Cottages pay a fee of $100 to $125 per month, depending on the type of residence. These fees are accounted for as customer deposits. A portion of the fee is placed in a restricted fund for long-range capital improvements for units in The Cottages and the balance of the fee is used for exterior maintenance of such residences. Under terms of restrictive covenants signed by purchasers of properties in The Cottages, the Company has management responsibility for these funds. Accumulated funds are held in separate savings accounts and are generally not available for expenditures for normal operations. If additional funds are needed for long-range capital improvements, the Company has the right, under the restrictive covenants, to increase regular assessments, pass special assessments or delay major repairs and replacements until funds are available. The Company seeks the advice of a special committee of property owners regarding the management of these funds.

BUCK HILL FALLS COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.  PROPERTY, PLANT AND EQUIPMENT:

    The components of property, plant and equipment at October 31, 1995 and 1994 are summarized as follows:

                                                                                         1995           1994
                                                                                         ----           ----
Land............................................................................     $   445,831    $   446,330
Buildings.......................................................................         941,913        932,136
Recreational facilities.........................................................       1,384,356      1,356,771
Sewer and water facilities......................................................       1,340,588        423,168
Machinery and equipment.........................................................         381,285        407,605
Automotive equipment............................................................         163,069        122,943
Furniture and fixtures..........................................................          92,528         92,528
Construction in progress........................................................               -        832,211
                                                                                     -----------    -----------
       Total....................................................................       4,749,570      4,613,692
Less accumulated depreciation...................................................      (1,993,179)    (1,851,865)
                                                                                     -----------    -----------
Property, plant and equipment...................................................     $ 2,756,391    $ 2,761,827
                                                                                     ===========    ===========

4.  LONG-TERM DEBT:

    Long-term debt at October 31, 1995 and 1994 is summarized as follows:

                                                                                          1995           1994
                                                                                          ----           ----
Borrowings under revolving loan
 agreement (see below)..........................................................      $  816,120     $  797,708

Note payable -- bank, payable in monthly installments of $8,985, including interest at the bank's base rate (8.75% at October 31, 1995) plus
  1-1/2%, maturing May 4, 2015.  The loan is secured by a first mortgage on  approximately 2,200 acres of land and land improvements located in
  Barrett Township, Monroe County, Pennsylvania, along with
  assessments and fee revenues..................................................         892,852        650,000

Note payable -- bank, payable in monthly installments of $1,250 including interest at the bank's base rate (8.75% at October 31, 1995)
  plus 1-1/4%, maturing November 2002.  The note is secured by a second mortgage on approximately 2,600 acres of land and land improvements located in Barrett Township, Monroe County, Pennsylvania.
  Additionally, a ten-year lease between the Company and the U.S. Postal
  Service is pledged as collateral..............................................          55,697         60,677

Note payable -- bank, payable in monthly installments of $586 including interest at 9.5%, maturing June 2000; secured by equipment with a
  depreciated cost of $22,330...................................................          26,056              -

BUCK HILL FALLS COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                          1995           1994
                                                                                          ----           ----
Note payable - financial institution, payable in monthly installments of
  $235 including interest at 11.5%, maturing July 2000; secured by
  equipment with a depreciated cost of $8,973...................................          10,188              -
Note payable - bank, payable in monthly installments of $199 including interest at the bank's base rate (8.75% at October 31, 1995) plus
  1-1/2%, maturing December 15, 1996; secured by equipment with a
  depreciated cost of $2,368....................................................           2,690          4,747
Note payable - bank, repaid in August 1995......................................               -         10,376
                                                                                      ----------     ----------
     Total......................................................................       1,803,603      1,523,508

Less current portion............................................................         847,385        847,586
                                                                                      ----------     ----------
Long-term debt..................................................................      $  956,218     $  675,922

    The Company has a secured revolving line of credit with a bank for $1,000,000. Borrowings under this agreement bear interest at the prime rate (8.75% at October 31, 1995) plus 1-1/2%. Approximately 2,600 acres of land and land improvements located in Barrett Township, Monroe County, Pennsylvania are pledged as collateral, along with dues, assessments and fee revenues. The line of credit is available through May 31, 1997, although amounts borrowed are payable on demand. The ability to borrow under the line is contingent upon the Company maintaining a satisfactory financial position and subject to annual review by the bank of the Company's financial statements. If, in the opinion of the authorized lending officers of the bank, the Company's credit worthiness materially declines, the credit line will cease to be available for future draws and any existing balance will be required to be fully amortized over a reasonable term.

    The aggregate principal payments required on long-term debt at October 31, 1995 are as follows:

YEARS ENDING OCTOBER 31:
-----------------------
  1996............................................................    $  847,385
  1997............................................................        31,889
  1998............................................................        33,956
  1999............................................................        36,802
  2000............................................................        36,022
  Thereafter......................................................       817,549
                                                                      ----------
  Total...........................................................    $1,803,603
                                                                      ==========

BUCK HILL FALLS COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

    Accrued expenses and other current liabilities are comprised of the following at October 31, 1995 and 1994:

                                                               1995       1994
                                                               ----       ----
Real estate taxes.......................................     $ 66,879   $ 60,746
Unearned revenue........................................       51,796     70,006
Professional fees.......................................       21,780     35,079
Wages and employee withholdings.........................       15,923     26,742
Vacation pay............................................       11,406      9,002
Interest................................................        9,673     12,533
Other taxes.............................................        5,898      5,579
                                                             --------   --------
  Total.................................................     $183,355   $219,687
                                                             ========   ========

6.  SUBORDINATED DEBT:

    The 6-1/4% subordinated notes are due July 1, 1998. The notes may be redeemed prior to maturity at the election of the Company upon at least 30 days written notice to the holders thereof, in whole or in multiples of $1,000. The redemption price is equal to the principal amount plus accrued interest to the date fixed for redemption. No premium is payable upon redemption.

7.  INCOME TAXES:

    Significant components of the Company's deferred tax assets as of October 31, 1995 and 1994 are as follows:

                                                             1995       1994
                                                             ----       ----
Deferred tax assets:
  Net operating loss carryforwards......................   $ 219,600  $ 191,000
  Allowance for bad debts...............................      24,700     11,100
  Accrued vacation......................................         800      1,000
  Unearned revenue......................................      13,800     20,000
  Depreciation..........................................       2,900     14,000
  Reorganization cost...................................      42,300     43,700
                                                           ---------  ---------
                                                             304,100    280,800

BUCK HILL FALLS COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                             1995       1994
                                                             ----       ----
  Valuation allowance...................................    (304,100)  (280,800)
                                                           ---------  ---------
  Total.................................................   $      -   $      -
                                                           =========  =========

    The Company has established a valuation allowance for deferred tax assets. SFAS 109 requires that such a valuation allowance be recorded when it is more likely than not that the deferred tax assets will not be realized.

    The provision for income taxes is comprised of the following:


                                                  1995        1994       1993
                                                  ----        ----       ----
Current:
  Federal.....................................   $   -      $     -    $33,800
  State.......................................       -       13,700          -
Deferred federal, net of tax
  benefit of operating loss
  carryforward of approximately
  $34,800 in 1995.............................       -       21,600          -
                                                 -----      -------    -------
      Total...................................   $   -      $35,300    $33,800
                                                 =====      =======    =======

    A reconciliation between the expected statutory income tax rate and the effective income tax rate on income before income taxes is summarized as follows:

BUCK HILL FALLS COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                   1995                     1994                     1993
                                          ---------------------      -------------------      -------------------
                                           AMOUNT       PERCENT      AMOUNT      PERCENT      AMOUNT      PERCENT
                                          --------      -------      ------      -------      ------      -------
Provision (credit) at expected
   statutory rate......................   $(19,500)      22.0%      $15,000       22.0%      $33,800       34.0%
State income tax, net of federal
   income tax benefit..................     (8,300)         -        11,800       17.3             -          -
Change in valuation allowance..........     26,100       22.1         7,500       10.9             -          -
Other..................................      1,700       (0.1)        1,000        1.4             -          -
                                          --------       ----       -------       ----       -------       ----
Effective income tax provision
   and rate............................   $      -          -        35,300       51.6%       33,800       34.0%
                                          ========       ====       =======       ====       =======       ====

    At October 31, 1995, the Company has approximately $654,000 and $883,700 of net operating losses available to carryforward for federal and state income tax purposes, respectively. The federal net operating loss carryforwards will expire between fiscal 2008 and 2010 and the state net operating loss carryforwards will expire between fiscal 1996 and 1998.

BUCK HILL FALLS COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.  COMMITMENTS:

    At October 31, 1995, the Company was obligated under various noncancelable operating leases for golf carts and office equipment. The Company anticipates these leases will be replaced by other leases in the normal course of business. Minimum future rental obligations under noncancelable operating leases in effect at October 31, 1995 are as follows:

YEARS ENDING OCTOBER 31:
-----------------------
  1996..............................................................   $112,679
  1997..............................................................     70,829
  1998..............................................................     49,876
  1999..............................................................     34,830
                                                                       --------
       Total minimum payments required..............................    268,214
                                                                       ========

    Rentals charged to operations were $124,151, $85,230 and $81,708 in 1995, 1994 and 1993, respectively.

9.  CONTINGENCIES:

    The Company was informed by the Department of Environmental Protection (DEP) that it must install and begin operation of a continuous water filtration and disinfection system pursuant to amendments to the Pennsylvania Safe Drinking Water Act enacted in 1989 no later than May 1993. The Company began installation of the water treatment system, however, due to circumstances beyond its control, was delayed and not able to meet DEP's deadline. The filtration system was placed into service, inspected and a final permit authorizing operation was issued by DEP on February 7, 1995. Under regulations, DEP can assess a civil penalty against the Company up to $5,000 per day for the violation.

    Legal counsel has assisted the Company in discussion with its consultants and DEP regarding this matter. DEP intended to wait until the Company complied with the regulations and completed installation of the system prior to considering any formal action, including assessing civil penalties against the Company. DEP has taken no formal action against the Company in regard to its delayed compliance. In the event a civil penalty is assessed, the Company has thirty days to appeal by filing an action with the Environmental Hearing Board to contest either the amount of the penalty or the fact of the violation. Legal counsel believes there are defenses on behalf of the Company concerning any claimed civil penalty. However, management and legal counsel are unable to determine whether DEP will take any formal action or the possible effects of this matter, if any.

BUCK HILL FALLS COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    The Company is a defendant in a declaratory judgment action filed in 1995 wherein the plaintiffs ask for a declaratory judgment determining the rights of the individual plaintiffs and others under certain covenants imposed by the Company, rights to the use of Company owned common areas and the right to the Company to assess owners for the purpose of retiring debt. The suit also challenges the right of the Company to make assessments and dues charges and seeks an injunction against collection actions filed by the Company and against the sale or subdivision of any lands which make up The Buck Hill Falls community, except subdivided residential building lots in the normal course of business. The plaintiffs also ask the Court to declare that the Company has waived all rights to make assessment and dues charges and that members of the Lot and Cottage Owners' Association of Buck Hill Falls (the "Association") have common ownership rights, interest or easement rights in all Company property.

    No monetary damages are sought. However, in the opinion of legal counsel, a judgment in favor of the plaintiffs would have a material adverse effect on the Company.

    Settlement negotiations are being pursued. The Company and the Association drafted an agreement which will provide for a joint committee, consisting of members of the Company and the Association, who will recommend the amount of annual dues to be approved by the Company's Board of Directors. Special assessments related to capital expenditures that benefit the community will be consolidated with annual dues. Special assessments related to acquire property, repay debt, develop land, etc., will be considered if the Company grants property owners an option to purchase common stock in consideration for payment of this special assessment. Upon adoption of the draft agreement, the Company will dismiss its collection actions against those Association members involved in the declaratory judgment, the Association will dismiss its declaratory action against the Company, the Association will exercise efforts to cause individual plaintiffs to concur in dismissal of the declaratory judgment and to pay in full their dues assessments. The Company's Board of Directors unanimously approved the terms of the draft agreement. Management believes the Association's Board of Directors will adopt the terms of the draft agreement and the aforementioned declaratory judgment will be dismissed.

BUCK HILL FALLS COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10. SIGNIFICANT CONCENTRATIONS OF CREDIT RISK:

    The Company provides recreational facilities, water and sewage services, and miscellaneous maintenance services, and grants credit, primarily to residents of Buck Hill Falls, Monroe County, Pennsylvania.

    All cash and restricted cash is maintained in one bank and insured by the Federal Deposit Insurance Corporation up to $100,000.


--------------------------------------------------------------------------------

                    BUCK HILL FALLS COMPANY AND SUBSIDIARY
                    ======================================

                                  SCHEDULE V
                         PROPERTY, PLANT AND EQUIPMENT
              FOR THE YEARS ENDED OCTOBER 31, 1995, 1994 AND 1993

-----------------------------------------------------------------------------------------------------------------------
                                         BALANCE AT                                       OTHER CHANGES-
                                         BEGINNING     ADDITIONS                          ADD (DEDUCT)-     BALANCE AT
           CLASSIFICATION                OF YEAR       AT COST (1)        RETIREMENTS     DESCRIBE          END OF YEAR
-----------------------------------------------------------------------------------------------------------------------
          FOR THE YEAR ENDED
           OCTOBER 31, 1995
          ------------------
Land..................................   $  446,330                       $    (500)                        $   445,831
Buildings.............................      932,136    $     9,777                                              941,913
Recreational facilities...............    1,356,771         27,585                                            1,384,356
Sewer and water facilities............      423,168         37,100                         $ 880,320  (2)     1,340,588
Machinery and equipment...............      407,605         25,600          (51,920)                            381,285
Automotive equipment..................      122,943         40,126                                              163,069
Furniture and fixtures................       92,528                                                              92,528
Construction in progress..............      832,211         48,109                          (882,320) (2)             -
                                         ----------    -----------        ---------        ---------        -----------
TOTALS................................   $4,613,692    $   188,297       $  (52,420)       $  (2,000)       $ 4,749,570
                                         ==========    ===========        =========        =========        ===========
          FOR THE YEAR ENDED
           OCTOBER 31, 1994
          ------------------
Land..................................   $  446,330                                                         $   446,330
Buildings.............................      913,356    $    18,780                                              932,136
Recreational facilities...............    1,253,568        103,203                                            1,356,771
Sewer and water facilities............      407,854         15,314                                              423,168
Machinery and equipment...............      397,080         10,525                                              407,605
Automotive equipment..................      121,127         18,091        $ (16,275)                            122,943
Furniture and fixtures................       79,042         13,486                                               92,528
Construction in progress..............      322,980        509,231 (1)                                          832,211
                                         ----------    -----------        ---------        ---------        -----------
TOTALS................................   $3,941,337    $   688,630        $ (16,275)        $      -        $ 4,613,692
                                         ==========    ===========        =========        =========        ===========
          FOR THE YEAR ENDED
           OCTOBER 31, 1993
          ------------------
Land..................................   $  446,330                                                         $   446,330
Buildings.............................      911,756    $     1,600                                              913,356
Recreational facilities...............    1,196,063         57,505                                            1,253,568
Sewer and water facilities............      405,035          2,819                                              407,854
Machinery and equipment...............      368,641         28,439                                              397,080
Automotive equipment..................       98,637         22,490                                              121,127
Furniture and fixtures................       78,388            654                                               79,042
Construction in progress..............       54,700        268,280 (1)                                          322,980
                                         ----------    -----------        ---------        ---------        -----------
TOTALS................................   $3,559,550    $   381,787        $       -        $       -        $ 3,941,337
                                         ==========    ===========        =========        =========        ===========

(1)  Installation of water treatment system.
(2)  Reclassification.

                    BUCK HILL FALLS COMPANY AND SUBSIDIARY
                    ======================================

                                  SCHEDULE VI
                          ACCUMULATED DEPRECIATION OF
                         PROPERTY, PLANT AND EQUIPMENT
              FOR THE YEARS ENDED OCTOBER 31, 1995, 1994 AND 1993

-----------------------------------------------------------------------------------------------------------------------
                                         BALANCE AT     ADDITIONS                        OTHER CHANGES-
                                         BEGINNING      CHARGED TO                        ADD (DEDUCT)-     BALANCE AT
           CLASSIFICATION                OF YEAR     COSTS AND EXPENSES   RETIREMENTS     DESCRIBE          END OF YEAR
-----------------------------------------------------------------------------------------------------------------------
          FOR THE YEAR ENDED
           OCTOBER 31, 1995
          ------------------
Buildings.............................   $  358,388       $ 18,470                                            $ 376,858
Recreational facilities...............      712,839         77,872                                              790,711
Sewer and water facilities............      266,929         46,715                                              313,644
Machinery and equipment...............      352,683         20,142        $(51,920)                             320,905
Automotive equipment..................       91,893         22,480                                              114,373
Furniture and fixtures................       69,133          7,555                                               76,688
                                         ----------       --------        --------          --------         ----------
TOTALS................................   $1,851,865       $193,234        $(51,920)         $      -         $1,993,179
                                         ==========       ========        ========          ========         ==========
          FOR THE YEAR ENDED
           OCTOBER 31, 1994
          ------------------
Buildings.............................   $  339,606       $ 18,782                                             $358,388
Recreational facilities...............      644,028         68,811                                              712,839
Sewer and water facilities............      255,152         11,777                                              266,929
Machinery and equipment...............      312,904         39,779                                              352,683
Automotive equipment..................       93,744         14,424        $(16,275)                              91,893
Furniture and fixtures................       61,928          7,205                                               69,133
                                         ----------       --------        --------          --------         ----------
TOTALS................................   $1,707,362       $160,778        $(16,275)         $      -         $1,851,865
                                         ==========       ========        ========          ========         ==========
          FOR THE YEAR ENDED
           OCTOBER 31, 1993
          ------------------
Buildings.............................   $  320,290       $ 19,316                                           $  339,606
Recreational facilities...............      584,752         59,276                                              644,028
Sewer and water facilities............      243,806         11,346                                              255,152
Machinery and equipment...............      266,720         46,184                                              312,904
Automotive equipment..................       79,687         14,057                                               93,744
Furniture and fixtures................       55,875          6,053                                               61,928
                                         ----------       --------        --------          --------         ----------
TOTALS................................   $1,551,130       $156,232        $      -          $      -         $1,707,362
                                         ==========       ========        ========          ========         ==========

                    BUCK HILL FALLS COMPANY AND SUBSIDIARY
                    ======================================

                                 SCHEDULE VII
                       VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED OCTOBER 31, 1995, 1994 AND 1993

-----------------------------------------------------------------------------------------------------------------------
                                                                 ADDITIONS
                                                                 ---------
                                     BALANCE AT         CHARGED TO       CHARGED TO       OTHER CHANGES-
                                     BEGINNING          COSTS AND       OTHER ACCOUNT-    ADD (DEDUCT)-     BALANCE AT
YEAR      DESCRIPTION                 OF YEAR            EXPENSES         DESCRIBE          DESCRIBE        END OF YEAR
-----------------------------------------------------------------------------------------------------------------------
1995      Allowance for
          doubtful acounts.......     $35,000            $150,631                        $(105,771) (1)       $79,860

          Accumulated
          amortization,
          deferred costs.........      17,363               4,740 (2)                                          12,623

1994      Allowance for
          doubtful
          accounts...............     $35,000              95,241                                              35,000

          Accumulated
          amortization,
          deferred costs.........      22,103               4,740 (2)                      (95,241) (1)        17,363

1993      Allowance for
          doubtful
          accounts...............     $25,000             101,420                          (91,420) (1)        35,000

          Accumulated
          amortization,
          deferred costs.........      23,683               1,580 (2)                                          22,103

(1) Accounts written off.

(2) Amounts represent amortization of deferred costs incurred for issuance of the 6-1/4% subordinated notes.

                    BUCK HILL FALLS COMPANY AND SUBSIDIARY
                    ======================================

                                  SCHEDULE IX
                             SHORT-TERM BORROWINGS
              FOR THE YEARS ENDED OCTOBER 31, 1995, 1994 AND 1993

-----------------------------------------------------------------------------------------------
                                                     MAXIMUM         AVERAGE        WEIGHTED
                                       WEIGHTED      AMOUNT          AMOUNT         AVERAGE
CATEGORY OF                            AVERAGE       OUTSTANDING     OUTSTANDING    INTEREST
AGGREGATE               BALANCE AT     INTEREST      DURING THE      DURING THE     RATE DURING
BORROWINGS              END OF YEAR    RATE          YEAR            YEAR           THE YEAR
-----------------------------------------------------------------------------------------------
Commercial Paper:
       1995                $11,300         5%         $11,300         $11,300          5%
       1994                 11,300         5           11,300          11,300          5
       1993                 11,300         5           11,300          11,300          5

Commercial paper represents an unsecured borrowing with no specified repayment terms from the Lot and Cottage Owners Association of Buck Hill Falls.

The average amount outstanding during the year represents the average monthly principal balances outstanding during the year.

The weighted average interest rate during the year was computed by dividing the actual interest expense incurred on short-term borrowings by the average amount outstanding during the year.

                    BUCK HILL FALLS COMPANY AND SUBSIDIARY
                    ======================================

                                  SCHEDULE X
               SUPPLEMENTARY STATEMENT OF OPERATIONS INFORMATION
                  YEARS ENDED OCTOBER 31, 1995, 1994 AND 1993

---------------------------------------------------------------------------------------------
                    ITEM                                  CHARGED TO COSTS AND EXPENSES
---------------------------------------------------------------------------------------------
                                                        1995            1994           1993
Maintenance and repairs..........................     $137,058        $116,301       $145,794
                                                      ========        ========       ========
Depreciation and amortization of
intangible assets, pre-operating costs and
similar deferrals:
Depreciation.....................................     $193,234        $160,778       $156,232
Deferred debt issuance costs.....................        4,740           4,740          1,580
                                                      --------        --------       --------
                                                      $197,974        $165,518       $157,812
                                                      ========        ========       ========
Taxes, other than payroll and income
taxes:
Real Estate......................................     $ 83,120        $ 60,746       $ 59,896
Capital stock....................................        8,647           4,226          4,754
                                                      --------        --------       --------
                                                      $ 91,767        $ 64,972       $ 64,650
                                                      ========        ========       ========

Royalties, amortization and advertising costs are not set forth inasmuch as such items do not exceed 1% of gross revenues as shown in the consolidated statement of operations.

                    BUCK HILL FALLS COMPANY AND SUBSIDIARY

                            FINANCIAL DATA SCHEDULE
                          ARTICLE 5 OF REGULATION S-X
                      FOR THE YEAR ENDED OCTOBER 31, 1995

    THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE CONSOLIDATED BALANCE SHEET AND CONSOLIDATED STATEMENT OF OPERATIONS ON PAGES F-3 AND F-4 OF THE COMPANY'S 1995 FORM 10-K ANNUAL REPORT AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.

                                                                        OCTOBER 31,
ITEM NUMBER                     ITEM DESCRIPTION                           1995
-----------                     ----------------                        -----------
5-02(1)            Cash and cash items.............................    $    31,460
5-02(2)            Marketable securities...........................              -
5-02(3) (a) (1)    Notes and accounts receivable - trade...........        325,229
5-02(4)            Allowances for doubtful accounts................        (79,860)
5-02(6)            Inventory.......................................              -
5-02(9)            Total current assets............................        307,057
5-02(13)           Property, plant and equipment...................      4,749,570
5-02(14)           Accumulated depreciation........................     (1,993,179)
5-02(18)           Total assets....................................      3,149,870
5-02(21)           Total current liabilities.......................      1,079,323
5-02(22)           Bonds, mortgages and similar debt...............      1,954,903
5-02(28)           Preferred stock - mandatory redemption..........              -
5-02(29)           Preferred stock - no mandatory redemption.......              -
5-02(30)           Common stock....................................      1,251,370
5-02(31)           Other stockholders' equity......................       (350,841)
5-02(32)           Total liabilities and stockholders' equity......      3,149,870

                                                                        YEAR ENDED
                                                                        OCTOBER 31,
ITEM NUMBER                     ITEM DESCRIPTION                           1995
-----------                     ----------------                        -----------
5-03(b)1(a)        Net sales of tangible products..................    $ 2,218,139
5-03(b)1           Total revenues..................................      2,218,139
5-03(b)2(a)        Cost of tangible goods sold.....................     (1,653,362)
5-03(b)2           Total costs and expenses applicable to
                     sales and revenues............................     (1,653,362)
5-03(b)3           Other costs and expenses........................              -
5-03(b)5           Provision for doubtful accounts and notes.......       (105,771)
5-03(b) (8)        Interest and amortization of debt discount......       (161,515)
5-03(b) (10)       Income before taxes and other items.............        (88,740)
5-03(b) (11)       Income tax expense..............................              -
5-03(b) (14)       Income/loss continuing operations...............        (88,740)
5-03(b) (15)       Discontinued operations.........................              -
5-03(b) (17)       Extraordinary items.............................              -
5-03(b) (18)       Cumulative effect - changes in accounting
                     principles....................................              -
5-03(b) (19)       Net income or loss..............................        (88,740)
5-03(b) (20)       Earnings per share - primary....................          (1.21)
5-03(b) (20)       Earnings per share - fully diluted..............          (1.21)

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