Form 10-Q
period 1996-01-31
BUCK HILL FALLS CO /PA/
filed 1996-03-15
CIK 783283

                                 FORM 10-Q

                               UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended         JANUARY 31, 1996
                               -----------------------------------

                                      OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
                               -------------------   -------------

Commission file number                       33-1406
                       -------------------------------------------
                         BUCK HILL FALLS COMPANY
        -------------------------------------------------------
        (Exact name of registrant as specified in its charter)

         PENNSYLVANIA                            24-0536840
-------------------------------            ---------------------
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)             Identification No.)

              CRESCO ROAD, BUCK HILL FALLS, PENNSYLVANIA 18323
             --------------------------------------------------
             (Address of principal executive offices) (Zip Code)

                               (717) 595-7511
             ---------------------------------------------------
             (Registrant's telephone number, including area code)


             ---------------------------------------------------
             (Former name, former address and former fiscal year,
                       if changed since last report)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (on for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X    No
    -------   --------

   As of January 31, 1996, the registrant had 73,537 shares of Common Stock, no par value, outstanding.

                                 FORM 10-Q

                            BUCK HILL FALLS COMPANY
                            =======================

                                   INDEX

                                                                    Page
                                                                    ----

Part I: Financial Information
------- ---------------------

Item 1. Financial Statements

   Condensed Consolidated Balance Sheet -
   January 31, 1996 and October 31, 1995                               3

   Condensed Consolidated Statement of Operations -
   Three Months Ended January 31, 1996 and 1995                        4

   Condensed Consolidated Statement of Cash Flows -
   Three Months Ended January 31, 1996 and 1995                        5

   Notes to Condensed Consolidated
   Financial Statements                                                6

Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations           7-9

Part II:     Other Information                                        10
--------     -----------------

Signatures                                                            11

                                 FORM 10-Q

                       PART I - FINANCIAL INFORMATION
                       ITEM 1. FINANCIAL STATEMENTS

                  BUCK HILL FALLS COMPANY AND SUBSIDIARY
                  ======================================

                   CONDENSED CONSOLIDATED BALANCE SHEET

                                                JANUARY 31,
                                                   1996        OCTOBER 31,
                                                (UNAUDITED)      1995*
--------------------------------------------------------------------------
                                ASSETS
                                ======
CURRENT ASSETS:
    Cash . . . . . . .. . . . . . . . . . . .    $   42,678     $   31,460
    Accounts receivable, net  . . . . . . . .       235,950        245,369
    Prepaid expenses and other current
        assets . . . . . . . . . . . . . . .         27,136         30,228
                                                -----------    -----------
          Total current assets . . . . . . .        305,764        307,057

RESTRICTED CASH  . . . . . . . . . . . . . .         78,727         73,799

PROPERTY, PLANT AND EQUIPMENT, Net . . . . .      2,761,839      2,756,391

DEFERRED COSTS, Net  . . . . . . . . . . . .         11,438         12,623
                                                 -----------    -----------

          TOTAL  . . . . . . . . . . . . . .     $3,157,768     $3,149,870
                                                 ===========    ===========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
                        ====================================

CURRENT LIABILITIES:
    Note payable, unsecured . . . . . . . . .    $   11,300     $   11,300
    Current portion of long-term debt . . . .       896,478        847,385
    Accounts payable, trade . . . . . . . . .         2,354         37,283
    Accrued expenses and other  . . . . . . .       289,262        183,355
                                                 -----------    -----------
          Total current liabilities . . . . .     1,199,394      1,079,323

CUSTOMER DEPOSITS . . . . . . . . . . . . . .        78,727         73,800

LONG-TERM DEBT  . . . . . . . . . . . . . . .       960,432        956,218

6-1/4% SUBORDINATED NOTES  . . .. . . . . . .       140,000        140,000
                                                 -----------    -----------
          Total liabilities . . . . . . . . .     2,378,553      2,249,341
                                                 -----------    -----------

                                                 JANUARY 31,
                                                    1996        OCTOBER 31,
                                                 (UNAUDITED)      1995*
                                                 -----------    -----------
STOCKHOLDERS' EQUITY:
    Common Stock . . . . . . . . .. . . . . .     1,251,370      1,251,370
    Contributed capital .  . . . . . . .  . .       799,227        799,227
    Deficit  . . . . . . . .  . . . . . . . .    (1,271,382)    (1,150,068)
                                                 -----------    -----------
          Total stockholders' equity . . . .        779,215        900,529
                                                 -----------    -----------

           TOTAL  . . . . . . . . . . . . .      $3,157,768     $3,149,870
                                                 ===========    ===========

*Condensed from audited financial statements

          The accompanying notes are an integral part of these condensed consolidated financial statements.

                   BUCK HILL FALLS COMPANY AND SUBSIDIARY
                  =======================================

               CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                           (UNAUDITED)

                                                THREE MONTHS ENDED
                                                .....JANUARY 31.....
                                                   1996       1995
------------------------------------------------------------------------
REVENUES  . . . . . . . . . . . . . .            $  291,613     $301,191

COST OF REVENUES . . . . . . .  . . .               323,956      265,098
                                                 -----------    ---------

GROSS (LOSS) PROFIT FROM OPERATIONS .               (32,343)      36,093

GENERAL AND ADMINISTRATIVE EXPENSES .                62,615      129,203
                                                 -----------    ---------

LOSS FROM OPERATIONS  . . . . . . . .               (94,958)     (93,110)
                                                 -----------    ---------

OTHER INCOME (EXPENSE):
          Miscellaneous . . . . . . .  . . .         22,969       37,196
          Interest, net of capitalized
           interest of $15,927 in 1995 . . .        (49,325)     (25,169)
                                                 -----------    ---------

                Other income (expense net . .       (26,356)      12,027
                                                 -----------    ---------

NET LOSS . . . . . . . . . . . . .  .            $ (121,314)    $(81,083)
                                                 ===========    =========

WEIGHTED AVERAGE NUMBER OF SHARES
          OUTSTANDING  . . . . . . . . . . .         73,537       73,537
                                                 ===========    =========

NET LOSS PER COMMON SHARE . . . . . .            $    (1.65)    $  (1.10)
                                                 ===========    =========

                The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                   BUCK HILL FALLS COMPANY AND SUBSIDIARY
                   ======================================

               CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                     THREE MONTHS ENDED
                                                     .....JANUARY 31.....
                                                    1996          1995
-------------------------------------------------------------------------
CASH PROVIDED BY (USED FOR):
   OPERATIONS:
     Net loss . . . . .  . . . . . . . . . .      $(121,314)     $ (81,083)
     Adjustments for noncash charges:
        Depreciation and amortization . . . .        30,385         13,171
        Gain on sale of land  . . . . . . . .           -          (15,013)
     Changes in assets and liabilities  . . .        83,488        (50,066)
                                                  ----------     ----------

          Net cash used for operations  . . .        (7,441)      (132,991)
                                                  ----------     ----------

    INVESTMENTS:
     Purchase of property and equipment . . .       (34,648)       (42,827)
     Proceeds from sale of land  . .. . . . .          -            15,513
                                                  ----------     ----------

          Net cash used for investments . . .       (34,648)       (27,314)
                                                  ----------     ----------

    FINANCING:
     Proceeds from issuance of debt  . . . .        121,016        142,487
     Repayment of debt   . . . . . . . . . .        (67,709)        (2,376)
                                                  ----------     ----------

          Net cash provided by financing . .         53,307        140,111
                                                  ----------     ----------

INCREASE (DECREASE) IN CASH  . . . . . . . .         11,218        (20,194)

CASH, BEGINNING OF PERIOD  . . . . . . . . .         31,460         20,194
                                                  ----------     ----------

CASH, END OF PERIOD . . . .  . . . . . . . .      $  42,678      $    -
                                                  ==========     ==========

CASH PAYMENTS FOR:
    Interest  . . . . . . .  . . . . . . . .      $  49,325      $  25,169
                                                  ==========     ==========

        The accompanying notes are an integral part of these condensed consolidated financial statements.

                       BUCK HILL FALLS COMPANY AND SUBSIDIARY
                       ======================================

                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
-------------------------------------------------------------------------

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

   These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's annual report on Form 10-K for the year ended October 31, 1995.














--------------------------------------------------------------------------

FORM 10-Q

BUCK HILL FALLS COMPANY AND SUBSIDIARY
--------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
-------

   The Company's business, insofar as it relates to the provision of recreational facilities, is largely seasonal in nature. As a result, the Company's revenues and cost of revenues typically increase significantly in its third and fourth fiscal quarters.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
JANUARY 31, 1996
COMPARED TO THE THREE MONTHS ENDED
JANUARY 31, 1995
----------------

   Revenues decreased 3% while cost of revenues increased 22% for the three months ended January 31, 1996 as compared to the same period in the prior year.

   In the first three months of fiscal 1996, golf revenues decreased $18,563 and revenues from tennis, swimming and other outdoor activities decreased $6,235. The decrease is primarily the result of the Company not offering a 5% discount for early payment of dues which was offered during fiscal 1995. The Company also decreased annual dues billed to the 290 residents at Buck Hill Falls from $2,400 to $2,300 in 1996, resulting in a decrease of approximately $6,000 for the first three months of fiscal 1996. This decrease was partially offset by an increase of $12,500 in the Company's water operation revenues due to a rate increase and an increase in snowplowing revenue of $8,700.

   The increase in cost of revenues is primarily caused by the reallocation of approximately $30,000 in administrative salaries to the related community services operations to which the employees are currently performing services. Depreciation expense increased $16,900 as a result of the water filtration system being put into operation in February 1995. Snowplowing costs were $7,600 in 1996 due to inclement weather. Cost of security increased approximately $5,000.

   General and administrative expenses decreased 52% in 1996 as compared to 1995. This decrease relates to the reallocation of administrative salaries discussed above. Bad debt expense decreased approximately $14,800 due to the decrease in the provision for uncollectible accounts. Legal and accounting fees decreased approximately $21,000 during 1996 primarily due to Securities and Exchange Commission filings in 1995.

   Other income decreased 38% during 1996. During 1995, there was a gain on sale of land of $15,013 and sale of timber of $11,202 which were not present in 1996. This decrease was partially offset by an increase of interest income of $6,000.

   Interest expense increased 96% as a result of interest of $23,400 on borrowings related to the water filtration system which was placed in service in February 1995.

Liquidity and Capital Resources
-------------------------------

   At January 31, 1996, the Company had a working capital deficiency of $893,630. Included in current liabilities is the entire $861,120 outstanding on the Company's $1,000,000 line of credit with a bank (described in the following paragraph), which is payable on demand. An additional $35,358 in scheduled principal payments on long-term debt are due within the next twelve months.

   On July 24, 1592, the Company entered into a loan agreement with a bank relating to a secured revolving line of credit in the amount of $1,000,000 (the "Revolving Credit Facility"). Amounts borrowed under the Revolving Credit Facility bear interest at the prime rate (8.25% at January 31, 1996) plus 1-1/2%. Pursuant to the loan agreement, approximately 2,600 acres of land and land improvements located in Barrett Township, Monroe County, Pennsylvania, are pledged as collateral, along with dues, assessments and fee revenues. The Revolving Credit Facility is available through May 31, 1997, contingent upon the Company maintaining a satisfactory financial position and subject to annual review of the Company's financial statements by the bank. The loan agreement with the bank provides that if, in the opinion of the authorized lending officers of the bank, the Company's credit worthiness materially declines, the credit line will cease to be available for future draws, and any existing balance will be required to be fully amortized over a reasonable term.

   The Company has been required to make certain improvements in its water system. In May of 1995, the Company entered into a $900,000 loan agreement with a bank to refinance the existing debt and to complete the improvements. Principal is payable in monthly installments of $8,985 over a 20 year amortization period. Interest is payable at the bank's base rate (8.25% at January 31, 1996) plus 1-1/2%. The loan matures in May 2015 and is secured by a first mortgage on approximately 2,200 acres of land and land improvements located in Barrett Township, Monroe County, Pennsylvania and a collateral assignment of all revenue and assessments of the Company's water operations.

   The Company expects to meet its current liabilities (other than payment of the entire $861,120 under the Revolving Credit Facility, which, although not currently due, is classified as a current liability because of the Revolving Credit Facility's demand terms) through increased collections as a result of the seasonal increase in revenues which typically occurs during the Company's third and fourth quarters through the provision of recreational services. The Company does not anticipate that the bank will demand payment under the Revolving Credit Facility.

   Cash increased by $11,218 for the three months ended January 31, 1996. Cash provided by borrowings of $45,000 under the Company's revolving line of credit and $16,000 in additional long-term borrowing was used to make scheduled principal payments Of $7,709 on long-term debt, pay operating expenditures $7,941 and capital expenditures of $34,648. Such expenditures included improvements to roads and paving of $16,382 and purchase of a new automobile for $17,816.

   At January 31, 1996, the Company had drawn $861,120 on its $1,000,000 line of credit, leaving $138,880 available.

   The Company incurred a net loss of $121,314 for the three months ended January 31, 1996 and at January 31, 1996, the Company has a cumulative deficit of $1,271,382 and a working capital deficiency of $893,630. Although the Company's line of credit is available through May 31, 1997, the ability to borrow under the line is contingent upon certain factors. As a result, continuation of the Company in its present form is dependent upon the successful maintenance of its debt terms, its ability to obtain additional financing if needed and the eventual achievement of sustained profitable operations.

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

                            PART II  OTHER INFORMATION

Item l. Legal Proceedings

             None

Item 2. Changes in Securities

             None

Item 3. Defaults Upon Senior Securities

             None

Item 4. Submission of Matters to a Vote of Security

             Holders

             None

Item 5. Other Information

             None

Item 6. Exhibits and Reports on Form 8-K

             None

                                 SIGNATURES

        Pursuant to the retirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           BUCK HILL FALLS COMPANY
                                      ----------------------------------
                                                 (Registrant)


Date:March 15, 1996                        By: s/ David B. Ottaway
     -----------------                    ------------------------------
                                            David  B. Ottaway, Chairman


Date:March 14, 1996                        By: s/ George J. Byron
     -----------------                    -------------------------------
                                           George J. Byron, President
                                           (principal financial officer)