Form 10-Q
period 1996-04-30
BUCK HILL FALLS CO /PA/
filed 1996-06-14
CIK 783283

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                ------------

                                 FORM 10-Q


(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended           APRIL 30, 1996
                                       ----------------------------------

                                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        For the transition period from                 to
                                       ---------------    ---------------

Commission file number                33-1406
                       ------------------------------------------

                            BUCK HILL FALLS COMPANY
           -----------------------------------------------------
              (Exact name of registrant as specified in its charter)

          PENNSYLVANIA                             24-0536840
- -------------------------------              ---------------------
(State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                 Identification No.)

             CRESCO ROAD, BUCK HILL FALLS, PENNSYLVANIA  18323
             -------------------------------------------------
             (Address of principal executive offices)(Zip Code)

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

Yes     X      No
    ---------     ----------

             As of April 30, 1996, the registrant had 73,537 shares of Common Stock, no par value, outstanding.

                                 FORM 10-Q

                          BUCK HILL FALLS COMPANY
                          =======================

                                   INDEX

                                                               Page
                                                               ----

Part I: Financial Information
- ------       ---------------------

Item 1. Financial Statements

             Condensed Consolidated Balance Sheet -
             April 30, 1996 and October 31, 1995                 1

             Condensed Consolidated Statement of Operations -
             Six Months and Three Months Ended April 30, 1996
             and 1995                                            2

             Condensed Consolidated Statement of Cash Flows -
             Six months Ended April 30, 1996 and 1995            3

             Notes to Condensed Consolidated
             Financial Statements                                4

Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations      5-8

Part II:     Other Information                                   9
- ------- -----------------

Signatures                                                      10

                      PART I - FINANCIAL INFORMATION
                       ITEM 1.  FINANCIAL STATEMENTS
                   BUCK HILL FALLS COMPANY AND SUBSIDIARY
                   ======================================

                    CONDENSED CONSOLIDATED BALANCE SHEET
- --------------------------------------------------------------------------
                                                APRIL 30,
                                                  1996         OCTOBER 31,
                                               (UNAUDITED)        1995*
- --------------------------------------------------------------------------
                                   ASSETS
                                   ======
CURRENT ASSETS:
  Cash. . . . . . . . . . . . . . . . . . .       $   64,152    $    31,460
  Accounts receivable, net. . . . . . . . .          220,144        245,369
  Prepaid expenses and other current
      assets. . . . . . . . . . . . . . . .           13,795         30,228
                                                  ----------     ----------
        Total current assets. . . . . . . .          298,091        307,057

RESTRICTED CASH . . . . . . . . . . . . . .           85,616         73,799
PROPERTY, PLANT AND EQUIPMENT, Net. . . . .        2,699,387      2,756,391
DEFERRED COSTS, Net . . . . . . . . . . . .           10,253         12,623
                                                  ----------     ----------
           TOTAL. . . . . . . . . . . . . .       $3,093,347     $3,149,870
                                                  ==========     ==========
                   LIABILITIES AND STOCKHOLDERS' EQUITY
                   ====================================

CURRENT LIABILITIES:
  Note payable, unsecured . . . . . . . . .       $   11,300     $   11,300
  Current portion of long-term debt . . . .          946,562        847,385
  Accounts payable, trade . . . . . . . . .           12,356         37,283
  Accrued expenses and other. . . . . . . .          305,587        183,355
                                                  ----------     ----------
        Total current liabilities . . . . .        1,275,805      1,079,323

CUSTOMER DEPOSITS . . . . . . . . . . . . .           85,616         73,800
LONG-TERM DEBT. . . . . . . . . . . . . . .          952,244        956,218
6-1/4% SUBORDINATED NOTES . . . . . . . . .          140,000        140,000
                                                  ----------     ----------
        Total liabilities . . . . . . . . .        2,453,665      2,249,341
                                                  ----------     ----------
STOCKHOLDERS' EQUITY:
  Common stock. . . . . . . . . . . . . . .        1,251,370      1,251,370
  Contributed capital . . . . . . . . . . .          799,227        799,227
  Deficit . . . . . . . . . . . . . . . . .       (1,410,915)    (1,150,068)
                                                  ----------     ----------
          Total stockholders' equity. . . .          639,682        900,529
                                                 -----------     ----------
            TOTAL                                 $3,093,347     $3,149,870
                                                  ==========     ==========

*Condensed from audited financial statements
            The accompanying notes are an integral part of these
                condensed consolidated financial statements.

                   BUCK HILL FALLS COMPANY AND SUBSIDIARY
                   ======================================

              CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                (UNAUDITED)
- -------------------------------------------------------------------------------------
                                           SIX MONTHS ENDED     THREE MONTHS
ENDED
                                         ......APRIL 30......   ....APRIL 30......
                                            1996        1995      1996      1995
- -------------------------------------------------------------------------------------
REVENUES. . . . . . . . . . . . . . . . . $ 631,603  $ 633,715  $ 339,990 $ 332,524

COST OF REVENUES. . . . . . . . . . . . .   679,610    607,509    355,654   342,411
                                           --------- ---------  --------- ---------

GROSS (LOSS) PROFIT FROM OPERATIONS . . .   (48,007)    26,206    (15,664)  (9,887)

GENERAL AND ADMINISTRATIVE EXPENSES . . .   164,116    261,149    101,501   131,946
                                           --------- --------- ---------  ---------

LOSS FROM OPERATIONS. . . . . . . . . . .  (212,123)  (234,943)  (117,165) (141,833)
                                           ---------  ---------  --------- ---------

OTHER INCOME (EXPENSE):
  Miscellaneous . . . . . . . . . . . . .    39,367     59,170     16,398     21,974
  Interest expense. . . . . . . . . . . .   (88,092)   (72,938)   (38,767)   (31,842)
  Capitalized interest. . . . . . . . . .       -       21,455       -         5,528
                                           --------- --------- ---------   ---------

      Other income (expense), net . . . .   (48,725)     7,687    (22,369)    (4,340)
                                           --------- ---------   ---------  ---------

NET LOSS. . . . . . . . . . . . . . . . . $(260,848) $(227,256) $(139,534) $(146,173)
                                           ========= =========  =========   =========

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING . . . . . . . . . . . . . .    73,537     73,537     73,537     73,537

NET LOSS PER COMMON SHARE . . . . . . . . $   (3.55)  $  (3.09)  $  (1.90)  $   (1.99)
                                           =========  =========  =========  =========



                  The accompanying notes are an integral part of these
                    condensed consolidated financial statements.

                   BUCK HILL FALLS COMPANY AND SUBSIDIARY
                   ======================================

               CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                (UNAUDITED)
- --------------------------------------------------------------------------
                                                        SIX MONTHS ENDED
                                                     ......APRIL 30.......
                                                       1996        1995
- --------------------------------------------------------------------------
CASH PROVIDED BY (USED IN):
  OPERATING ACTIVITIES:
    Net loss. . . . . . . . . . . . . . . . . . .    $(260,848)   $(227,256)
    Adjustments for noncash charges:
      Depreciation and amortization . . . . . . .      107,011       89,823
      Gain on sale of land. . . . . . . . . . . .        -          (15,013)
    Changes in assets and liabilities . . . . . .      141,333      133,478
                                                     ---------    ---------

      Net cash used in operating activities . . .      (12,504)     (18,968)
                                                     ---------    ---------

  INVESTING ACTIVITIES:
    Purchase of property and equipment. . . . . .      (50,007)     (94,411)
    Proceeds from sale of land. . . . . . . . . .         -          15,513
                                                     ---------    ---------

      Net cash used in investing activities . . .      (50,007)     (78,898)
                                                     ---------    ---------

  FINANCING ACTIVITIES:
    Proceeds from issuance of debt. . . . . . . .      171,014      102,270
    Repayment of debt . . . . . . . . . . . . . .      (75,811)      (7,008)
                                                     ---------    ---------

      Net cash provided by financing
        activities. . . . . . . . . . . . . . . .       95,203       95,262
                                                     ---------    ---------

INCREASE (DECREASE) IN CASH . . . . . . . . . . .       32,692       (2,604)

CASH, BEGINNING OF PERIOD . . . . . . . . . . . .       31,460       20,194
                                                     ---------    ---------

CASH, END OF PERIOD . . . . . . . . . . . . . . .    $  64,152    $  17,590
                                                     =========    =========

CASH PAYMENTS FOR:
  Interest. . . . . . . . . . . . . . . . . . . .    $  92,467    $  58,298
                                                     =========    =========

           The accompanying notes are an integral part of these condensed consolidated financial statements.

                   BUCK HILL FALLS COMPANY AND SUBSIDIARY
                   ======================================

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)
- -------------------------------------------------------------------------

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















- --------------------------------------------------------------------------

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- --------------------------------------------------------------------------

GENERAL
- -------

        The Company's business, insofar as it relates to the provision of recreational facilities, is largely seasonal in nature. As a result, the Company's revenues and cost of revenues typically increase significantly in its third and fourth fiscal quarters.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED
APRIL 30, 1996
COMPARED TO THE SIX MONTHS ENDED
APRIL 30,1995
- ------------------------------------------------

        Revenues for the six months ended April 30, 1996, were comparable to the same period in the prior year. The Company had an increase of $9,812 in its water operations revenues as a result of a rate increase, and an increase of $19,000 in snow plowing revenues as a result of heavy snowfall amounts in 1996, but these increases were offset by a decrease in golf cart rentals of $8,626 as a result of weather conditions in 1996 and a decrease in golf and tennis dues revenues of approximately $3,000 as a result of the Company's not offering a 5% discount for early payment of dues as was done in 1995. The Company also reduced annual dues billed to the 290 residents at Buck Hill Falls from $2,400 to $2,300 in 1996, resulting in a decrease of $21,000 for the first six months of 1996.

        Cost of revenues increased 12% as compared to the same period in the previous fiscal year, primarily due to an increase in depreciation expense of $34,000 related to capital improvements to the water system which was put into operation in February 1995 and to the reallocation of approximately $30,000 in administrative salaries to the related community service operations to which the employees are currently performing services. In addition, snow plowing costs increased $15,000 due to severe weather conditions during 1996.

        General and administrative costs decreased 37% in the first six months of 1996 as compared to the same period in 1995. This decrease relates to the reallocation of administrative salaries discussed above. Bad debts decreased $29,814 due to the write off of uncollectible accounts in 1995. During 1995, legal and accounting fees were incurred primarily for an evaluation of a purchase offer from the Lot and Cottages Owners' Association. Such costs were not incurred during 1996, resulting in a decrease in legal and accounting fees of $32,615.

        Other income decreased 33% during 1996. During 1995, there was a gain on sale of land of $15,013, proceeds from the sale of timber of $11,202 and a bad debt recovery of $3,000, which were not present in 1996. This decrease was partially offset by an increase in interest income of $10,000.

        Interest expense increased 71% as a result of interest of $37,680 on borrowings related to the water filtration system which was placed in service in February 1995. There was also capitalized interest in 1995, which is not present in 1996 due to the completion of the water filtration system.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
APRIL 30, 1996
COMPARED TO THE THREE MONTHS ENDED
APRIL 30, 1995
- -------------------------------------------------

        Revenues increased 2% as a result of cottage inspection revenues being earned in the second quarter in 1996 and the first quarter in 1995 and cost of revenues increased 4% as a result of increased utilities and fuel expenses as a result of colder weather in 1996.

        General and administrative expenses decreased 23%, primarily due to the reallocation of salary expense as explained above.

        Other income decreased 25%, primarily due to the sale of timber for $11,000 which took place during this period in 1995. This decrease is partially offset by an increase in interest income of $5,000.

        Interest expense increased as a result of interest on the water system capital improvements loan. There was also capitalized interest in 1995, which was not present in 1996 due to the completion of the water filtration system.

Liquidity and Capital Resources
- -------------------------------

        At April 30, 1996, the Company had a working capital deficiency of $977,714. Included in current liabilities is the entire $911,120 outstanding on the Company's $1,000,000 line of credit with a bank (described in the following paragraph), which is payable on demand. An additional $35,442 in scheduled principal payments on long-term debt are due within the next twelve months.

        On July 24, 1992, the Company entered into a loan agreement with a bank relating to a secured revolving line of credit in the amount of $1,000,000 (the "Revolving Credit Facility"). Amounts borrowed under the Revolving Credit Facility bear interest at the prime rate (8.25% at April 30, 1996) plus 1-1/2%. Pursuant to the loan agreement, approximately 2,600 acres of land and land improvements located in Barrett Township, Monroe County, Pennsylvania, are pledged as collateral, along with dues, assessments and fee revenues. The Revolving Credit Facility is available through May 31, 1997, contingent upon the Company maintaining a satisfactory financial position and subject to annual review of the Company's financial statements by the bank. The loan agreement with the bank provides that if, in the opinion of the authorized lending officers of the bank, the Company's credit worthiness materially declines, the credit line will cease to be available for future draws, and any existing balance will be required to be fully amortized over a reasonable term.

        The Company was required to make certain improvements in its water system. In May of 1995, the Company entered into a $900,000 loan agreement with a bank to refinance existing debt and to complete the improvements. Principal is payable in monthly installments of $8,985 over a 20-year amortization period. Interest is payable at the bank's base rate (8.25% at April 30, 1996) plus 1-1/2%. The loan matures in May 2015 and is secured by a first mortgage on approximately 2,200 acres of land and land improvements located in Barrett Township, Monroe County, Pennsylvania and a collateral assignment of all revenue and assessments of the Company's water operations.

        The Company expects to meet its current liabilities (other than payment of the entire $911,120 under the Revolving Credit Facility, which, although not currently due, is classified as a current liability because of the Revolving Credit Facility's demand terms) through increased collections as a result of the seasonal increase in revenues which typically occurs during the Company's third and fourth quarters through the provision of recreational services. The Company does not anticipate that the bank will demand payment under the Revolving Credit Facility.

        Cash increased $32,692 for the six months ended April 30, 1996. Cash provided by borrowings of $95,000 under the Company's revolving line of credit and $16,000 in additional long-term debt was used to make scheduled principal payments of $15,811 on long-term debt, pay operating expenditures of $12,490 and capital expenditures of $50,007. Such capital expenditures included improvements to roads and paving of $16,832, purchase of a new automobile for $17,816 and purchase of furniture and equipment for the golf club of $15,359.

        At April 30, 1996, the Company had drawn $911,120 on its $1,000,000 line of credit, leaving $88,880 available.

        The Company incurred a net loss of $260,848 for the six months ended April 30, 1996 and at April 30, 1996, the Company had a cumulative deficit of $1,410,915 and a working capital deficiency of $977,714. Although the Company's line of credit is available through May 31, 1997, the ability to borrow under the line is contingent upon certain factors. As a result, continuation of the Company in its present form is dependent upon the successful maintenance of its debt terms, its ability to obtain additional financing if needed and the eventual achievement of sustained profitable operations.

        Management believes that revisions in the Company's operating requirements, including rate increases for amenities and the effect of the water rate increase implemented in August 1995, provide the opportunity for the Company to continue as a going concern. However, there is no assurance that management's actions will be successful or, if they are not successful, that the Company would be able to continue as a going concern.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

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

                                          BUCK HILL FALLS COMPANY
                                     -----------------------------------
                                                  (Registrant)


Date: June 13, 1996                  By:  /s/ George J. Byron
      ---------------                     ------------------------------
                                           George J. Byron, President
                                           (Principal Financial Officer)


Date: June 13, 1995                  By:   /s/ David B. Ottaway
      ---------------                     -------------------------------
                                          David B. Ottaway, Chairman

                  BUCK HILL FALLS COMPANY AND SUBSIDIARY
                  ======================================

                          FINANCIAL DATA SCHEDULE
                        ARTICLE 5 OF REGULATION S-X
                FOR THE SECOND QUARTER ENDED APRIL 30, 1996
- --------------------------------------------------------------------------