Form 10-Q
period 1996-07-31
BUCK HILL FALLS CO /PA/
filed 1996-09-13
CIK 783283

FORM 10-Q


                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended         JULY 31, 1996
                               ---------------------------------

                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                   to
                               -----------------    -------------

Commission file number                33-1406
                       ------------------------------------------


                     BUCK HILL FALLS COMPANY
      ------------------------------------------------------------
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

        As of July 31, 1996, the registrant had 73,537 shares of Common Stock, no par value, outstanding.

                                 FORM 10-Q

                          BUCK HILL FALLS COMPANY
                          =======================

                                   INDEX

                                                           Page
                                                           ----

Part I:   Financial Information
- ------    ---------------------

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheet -
          July 31, 1996 and October 31, 1995                 1

          Condensed Consolidated Statement of Operations -
          Nine Months and Three Months Ended July 31, 1996
          and 1995                                           2

          Condensed Consolidated Statement of Cash Flows -
          Nine Months Ended July 31, 1996 and 1995           3

          Note to Condensed Consolidated
          Financial Statements                               4

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations     5-9

Part II:  Other Information                                 10-11
- -------   -----------------

Signatures                                                   12

                       PART I - FINANCIAL INFORMATION
                       ITEM 1.  FINANCIAL STATEMENTS
                   BUCK HILL FALLS COMPANY AND SUBSIDIARY
                   ======================================

                CONDENSED CONSOLIDATED BALANCE SHEET
- -------------------------------------------------------------------
                                             JULY 31,
                                              1996      OCTOBER 31,
                                           (UNAUDITED)     1995*
- -------------------------------------------------------------------
                                   ASSETS
                                   ======

CURRENT ASSETS:
   Cash . . . . . . . . . . . . . . . . . .   $   74,712   $   31,460
   Accounts receivable, net . . . . . . . .      412,156      245,369
   Prepaid expenses and other current
      assets. . . . . . . . . . . . . . . .       39,389       30,228
                                              ----------   ----------
         Total current assets . . . . . . .      526,257      307,057
RESTRICTED CASH . . . . . . . . . . . . . .       77,095       73,799
PROPERTY, PLANT AND EQUIPMENT, Net. . . . .    2,672,083    2,756,391
DEFERRED COSTS, Net . . . . . . . . . . . .        9,068       12,623
                                              ----------   ----------
            TOTAL . . . . . . . . . . . . .   $3,284,503   $3,149,870
                                              ==========   ==========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
                   ====================================

CURRENT LIABILITIES:
   Note payable, unsecured. . . . . . . . . . $   11,300   $   11,300
   Current portion of long-term debt. . . .      761,075      847,385
   Accounts payable, trade. . . . . . . . .      110,339       37,283
   Accrued expenses and other . . . . . . .      511,088      183,355
                                              ----------   ----------
         Total current liabilities. . . . .    1,393,802    1,079,323
CUSTOMER DEPOSITS . . . . . . . . . . . . .       77,095       73,800
LONG-TERM DEBT. . . . . . . . . . . . . . .      962,871      956,218
6-1/4% SUBORDINATED NOTES . . . . . . . . .      140,000      140,000
                                              ----------   ----------
         Total liabilities. . . . . . . . .    2,573,768    2,249,341
                                              ----------   ----------
STOCKHOLDERS' EQUITY:
   Common stock . . . . . . . . . . . . . .    1,251,370    1,251,370
   Contributed capital. . . . . . . . . . .      799,227      799,227
   Deficit. . . . . . . . . . . . . . . . .   (1,339,862)  (1,150,068)
                                              ----------   ----------
         Total stockholders' equity . . . .      710,735      900,529
                                              ----------   ----------
            TOTAL . . . . . . . . . . . . .   $3,284,503   $3,149,870
                                               =========    =========

*Condensed from audited financial statements
            The accompanying notes are an integral part of these
                condensed consolidated financial statements.

                   BUCK HILL FALLS COMPANY AND SUBSIDIARY
                   ======================================

               CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                             NINE MONTHS ENDED    THREE MONTHS
ENDED
                                           .....JULY 31........  ......JULY
31......
                                             1996         1995      1996
1995
- ------------------------------------------------------------------------------------
REVENUES . . . . . . . . . . . . . . .      $1,418,638  $1,381,327  $786,465  $747,612

COST OF REVENUES . . . . . . . . . . .       1,290,619   1,135,983   610,957   528,474
                                            ----------  ----------  --------  --------

GROSS PROFIT FROM OPERATIONS . . . . .         128,019     245,344   175,508   219,138

GENERAL AND ADMINISTRATIVE EXPENSES. .         251,576     341,434    86,888    80,285
                                            ----------  ----------  --------  --------

INCOME (LOSS) FROM OPERATIONS. . . . .        (123,557)    (96,090)   88,620   138,853
                                            ----------  ----------  --------  --------

OTHER INCOME (EXPENSE):
   Miscellaneous . . . . . . . . . . .          71,840     113,805    32,474    54,635
   Interest expense. . . . . . . . . .        (138,079)   (134,973)  (49,987)  (62,035)
   Capitalized interest. . . . . . . .            -          21,455      -         -
                                             ---------   ---------   -------   -------

     Other income (expense), net . . .         (66,239)        287   (17,513)   (7,400)
                                            ----------   ---------  --------  --------

NET INCOME (LOSS). . . . . . . . . . .      $ (189,796)  $ (95,803) $ 71,107  $131,453
                                            ==========   =========  ========  ========
WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING . . . . . . . . . . . .          73,537      73,537    73,537    73,537

NET INCOME (LOSS) PER COMMON SHARE . .      $    (2.58) $    (1.30) $    .97  $   1.79
                                            ==========  ==========  ========  ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                  BUCK HILL FALLS COMPANY AND SUBSIDIARY
                  ======================================

              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

- --------------------------------------------------------------------------
                                                        NINE MONTHS ENDED
                                                       .......JULY 31.....
                                                        1996      1995
- --------------------------------------------------------------------------
CASH PROVIDED BY (USED IN):
  OPERATING ACTIVITIES:
    Net loss . . . . . . . . . . . . . . . . . . . .    $(189,795) $(95,803)
    Adjustments for noncash charges:
      Depreciation and amortization. . . . . . . . .      164,601   142,788
      Gain on sale of property and equipment . . . .         -      (52,389)
    Changes in assets and liabilities. . . . . . . .      229,182   (98,565)
                                                        ---------  --------
      Net cash provided by (used in) operating
        activities . . . . . . . . . . . . . . . . .      203,988  (103,969)
                                                        ---------  --------

  INVESTING ACTIVITIES:
    Purchase of property and equipment . . . . . . .      (80,293) (145,988)
    Proceeds from sale of property and equipment . .         -       42,513
                                                         --------  --------

      Net cash used in investing activities. . . . .      (80,293) (103,475)
                                                        ---------  --------

  FINANCING ACTIVITIES:
    Proceeds from issuance of debt . . . . . . . . .      225,012   938,612
    Repayment of debt. . . . . . . . . . . . . . . .     (305,455) (719,538)
                                                        ---------  ---------

        Net cash (used in) provided by financing
          activities . . . . . . . . . . . . . . . .      (80,443)  219,074
                                                        ---------  --------

INCREASE IN CASH . . . . . . . . . . . . . . . . . .       43,252    11,630

CASH, BEGINNING OF PERIOD. . . . . . . . . . . . . .       31,824    20,194
                                                        ---------  --------
CASH, END OF PERIOD. . . . . . . . . . . . . . . . .    $  75,076  $ 31,824
                                                         ========= ========

CASH PAID FOR:
  Interest . . . . . . . . . . . . . . . . . . . . .    $ 138,079  $ 95,766
                                                        =========  ========


            The accompanying notes are an integral part of these
                condensed consolidated financial statements.

                  BUCK HILL FALLS COMPANY AND SUBSIDIARY
                  ======================================

            NOTE TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------

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

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED
JULY 31, 1996
COMPARED TO THE NINE MONTHS ENDED
JULY 31,1995
- ------------------------------------------------

        Revenues increased approximately $37,000 for the nine months ended July 31, 1996, as compared to the same period in the prior year. The Company had an increase of $62,000 in its water operations revenues primarily as a result of a rate increase, an increase of $19,000 in snow plowing revenues as a result of heavy snowfall amounts in 1996 and an increase in golf membership fees of $18,200 due to an increase in resident yearly rate of $100 and non-resident yearly rate of $125. Locker rentals increased $3,000 due to increase in charge from $25 to $40. Green fees also increased $3,000 due to rate increase. Sports camp revenue increased $3,000 due to increased participation. Revenue from cottage inspections and the tennis pro shop both increased $1,000. These increases were offset by a decrease in water and sewer revenue from Buck Hill Inn of $45,000 and a decrease in golf cart rentals of $15,976. The Company also reduced annual dues billed to the 290 residents at Buck Hill Falls from $2,400 to $2,300 in 1996, resulting in a decrease of $21,750 for the nine months ended July 31, 1996.

        Cost of revenues increased 14% as compared to the same period in the previous fiscal year, primarily due to the increase in depreciation expense of $50,520 related to capital improvements to the water system which was put into operation in February 1995 and to the reallocation of approximately $30,000 in administrative salaries to the related community service operations to which the employees are currently performing services. In addition, snow plowing costs increased $15,000 and road and path maintenance increased $15,250 as a result of severe weather conditions during 1996.

        General and administrative costs decreased 26% in the first nine months of 1996 as compared to the same period in 1995. This decrease relates to the reallocation of administrative salaries discussed above. Bad debt decreased $45,000 as a result of the Company no longer billing the Buck Hill Inn for water and sewer services. During 1995, legal and accounting fees were incurred primarily for an evaluation of a purchase offer from the Lot and Cottages Owner's Association. Such costs were not incurred during 1996, resulting in a decrease in legal and accounting fees of $32,615.

        Other income decreased 37% during 1996. During 1995, there was a gain on sale of land of $15,013 and sale of timber of $23,470 and a bad debt recovery of $4,800, which were not present in 1996.

        Interest expense, net increased 22% as a result of borrowings related to the water filtration system which was placed in service in February 1995. Interest increased $34,788 for the nine months ending July 31, 1994.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
JULY 31, 1996
COMPARED TO THE THREE MONTHS ENDED
JULY 31,1995
- -------------------------------------------------

        Revenues increased 5% primarily as a result of increases in golf membership fees, of approximately $18,200, and water operations revenues due to rate increases described above. Cost of revenues increased 15% as a result of the increase in depreciation expense for the water filtration improvements of $16,840, increase in materials and supplies for the water operations of approximately $11,000, increase in repairs and maintenance for the golf operations of approximately $10,000, and an increase in community services. Security increased $5,000 and road and path repairs increased $10,285.

        General and administrative expenses increased 8% primarily due to an increase in telephone and printing expenses of $5,000 due to increased correspondence with shareholders.

        Other income decreased 40% primarily due to the sale of timber of approximately $23,000 which took place in 1995.

        Interest expense decreased 19% during this period as compared to the same period in 1995 due to less borrowings during this period.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

        At July 31, 1996, the Company had a working capital deficiency of $867,545. Included in current liabilities is the entire $731,120 outstanding on the Company's $1,000,000 line of credit with a bank (described in the following paragraph), which is payable on demand. An additional $29,955 in scheduled principal payments on long-term debt are due within the next twelve months.

        On July 24, 1992, the Company entered into a loan agreement with a bank relating to a secured revolving line of credit in the amount of $1,000,000 (the "Revolving Credit Facility"). Amounts borrowed under the Revolving Credit Facility bear interest at the prime rate (8.25% at July 31, 1996) plus 1-1/2%. Pursuant to the loan agreement, approximately 2,600 acres of land and land improvements located in Barrett Township, Monroe County, Pennsylvania, are pledged as collateral, along with dues, assessments and fee revenues. The Revolving Credit Facility is available through May 31, 1997, contingent upon the Company maintaining a satisfactory financial position and subject to annual review of the Company's financial statements by the bank. The loan agreement with the bank provides that if, in the opinion of the authorized lending officers of the bank, the Company's credit worthiness materially declines, the credit line will cease to be available for future draws, and any existing balance will be required to be fully amortized over a reasonable term.

        The Company has been required to make certain improvements to its water system. In May of 1995, the Company entered into a $900,000 loan agreement with a bank to refinance the existing debt and to complete the improvements. Principal is payable in monthly installments of $8,985 over a 20-year amortization period. Interest is payable at the bank's base rate (8.25% at July 31, 1996) plus 1-1/2%. The loan matures in May 2015 and is secured by a first mortgage on approximately 2,200 acres of land and land improvements located in Barrett Township, Monroe County, Pennsylvania and a collateral assignment of all revenue and assessments of the Company's water operations.

        The Company expects to meet its current liabilities (other than payment of the entire $731,120 under the Revolving Credit Facility, which, although not currently due, is classified as a current liability because of the Revolving Credit Facility's demand terms) through increased collections as a result of the seasonal increase in revenues which typically occurs during the Company's third and fourth quarters through the provision of recreational services. The Company does not anticipate that the bank will demand payment under the Revolving Credit Facility.

        Cash increased $43,252 for the nine months ended July 31, 1996. Cash provided by borrowings of $195,000 under the Company's revolving line of credit and $30,797 in additional long-term debt was used to make scheduled principal payments of $305,455 on long-term debt and capital expenditures of approximately $80,000. Such capital expenditures included improvements to roads and paving of $16,832, purchase of a new automobile for $17,816 and purchase of furniture and equipment for the golf club of $45,700. Additional cash flow was generated in this period due to the Company billing its Lot and Cottages Owner's Association dues on a semiannual basis rather than a quarterly basis and receipt of membership fees for various amenities. This resulted in an increase in accrued expenses and other liabilities.

        At July 31, 1996, the Company had drawn $731,120 on its $1,000,000 line of credit, leaving $268,880 available.

        The Company incurred a net loss of $189,741 for the nine months ended July 31, 1996 and at July 31, 1996, the Company has a cumulative deficit of $1,339,862 and a working capital deficiency of $867,545. Although the Company's line of credit is available through May 31, 1997, the ability to borrow under the line is contingent upon certain factors. As a result, continuation of the Company in its present form is dependent upon the successful maintenance of its debt terms, its ability to obtain additional financing if needed and the eventual achievement of sustained profitable operations.

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

        In August 1996 the Company filed with the Securities and Exchange Commission a Registration Statement for an offering of up to 75,000 shares of Class A Common Stock to those persons who own Common Stock in the Company and are an owner or co-owner of a cottage and/or lot in the Buck Hill Falls Community ("Qualified Owners"). The offering price is $20 per share if paid for in five annual installments or $17.50 per share if paid in full by October 31, 1996. Upon completion of the offering of Class A Stock to Qualified Owners, the Company plans to offer to stockholders who are not Qualified Owners the opportunity to purchase at $20 per share a number of additional shares of Common Stock to enable each such person who so desires to maintain his or her percentage interest in the Company. The shares of Class A Stock are identical to the shares of the Company's

Common Stock except that the Class A Stock may, with certain exceptions, only be held by or transferred to a Qualified Owner. There is no underwriter and no assurance as to the success of the offering. The Registration Statement became effective on September 11, 1996 and no sales could be consummated prior to that time.

                        PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         1. The Annual Meeting of the shareholders of the Company was held on July 7, 1996 at the Tennis Club of the Company. At the meeting the following persons were elected as directors of the Company, each receiving the number of votes indicated after his name :

                       Anthony C. Bowe          36,886
                       Richard C. Unger, Jr.    42,682
                       James T. Sygenda         34,570

             The following nominees were not elected: Patricia Rauch (29,808 votes)and Dale Sack (20,985 votes).

             The following additional persons continued as directors of the Company after the meeting:

                       Edwin A. Gee
                       Clifford Press
                       David B. Ottaway
                       Grace M. Godshalk
                       Frank J. Dracos, M.D.
                       George J. Byron

         2. At the July 7, 1996 Annual Meeting, the shareholders also voted upon an amendment to the Company's Articles of Incorporation authorizing the issuance of up to 100,000 shares of a new Class A Common Stock.

             Approval of this amendment required the affirmative vote of a majority of the votes cast by all shareholders entitled to vote at this meeting. The amendment was approved by the following vote:

             For                 31,766
             Against             11,375
             Abstain/no vote     11,836

Item 5.  Other Information

         At its organizational meeting on July 7, 1996, the Board of Directors elected David B. Ottaway as Chairman of the Board and President of the Company and Anthony C. Bowe as Vice President, Treasurer and Chief Financial Officer.

Item 6.  Exhibits and Reports on Form 8-K

         None

                                 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          BUCK HILL FALLS COMPANY
                 ----------------------------------------
                               (Registrant)


Date: Sept. 13, 1996    By:    /s/ David B. Ottaway
      ---------------        ------------------------------------
                             David B. Ottaway, President


Date: Sept. 13, 1996    By:    /s/ Anthony C. Bowe
      ---------------        ------------------------------------
                             Anthony C. Bowe
                             Vice President, Treasurer and
                             Chief Financial Officer