Form 10-K405
period 1996-10-31
BUCK HILL FALLS CO /PA/
filed 1997-01-29
CIK 783283

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

 X   ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
---  ACT OF 1934

For the fiscal year ended October 31, 1996.

--- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from __________ to __________.

                         Commission File Number 33-01406

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months; and (2) has been subject to the filing
requirements for the past 90 days. YES _X_   NO ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

     Aggregate market value of voting stock held by non-affiliates of the Registrant as of January 22, 1997: $1,878,932.*

     Number of Shares of Common Stock and Class A Common Stock, outstanding on January 22, 1997: 96,297.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None.
______________
* Calculated by excluding all shares held by executive officers, directors and five percent shareholders of the registrant without conceding that all such persons are "affiliates" of registrant for purposes of the Federal securities laws. Computation of market value is based on the closing bid quotations as of January 23, 1997.
--------------------------------------------------------------------------------

                                     PART I

ITEM 1 - BUSINESS

          Buck Hill Falls Company (the "Company") is engaged in the provision of a variety of services, many of which are for the benefit of residents of Buck Hill Falls, Pennsylvania. In addition, certain of the Company's facilities are made available to the general public. The Company's services include (a) provision of recreational facilities, (b) provision of various water and sewage services and (c) miscellaneous maintenance services.

Recreational Facilities

          The Company provides and maintains various recreational facilities for the use of residents of the Buck Hill Falls community and the general public.

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

Water and Sewage Operations

          Through its wholly owned subsidiary, Buck Hill Water Company ("BHW"), the Company supplies water to residential customers. As of December 31, 1996, the Company had 290 residential customers and one commercial customer (the post office), including all owners of residences in Buck Hill Falls that do not use well water and some residences outside the community. The operations of BHW are subject to regulation by the Pennsylvania Department of Environmental Protection (the "DEP") and the Pennsylvania Public Utility Commission (the "PUC"). See "Government Regulations."

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

          The DEP regulates all sewage treatment plants in Pennsylvania, annually inspects sewage treatment facilities and issues annual permits for the operation of such facilities. It has authority to cause changes to be made in the operation of a facility and to require capital improvements to ensure that the facility is operating in accordance with its standards. In addition, the DEP evaluates the water quality provided to residents of Buck Hill Falls by BHW. The DEP has the authority to mandate changes in the operation of BHW or its facilities to ensure that the water supply provided to the Buck Hill Falls community remains within the standards adopted by the DEP. In the event that the DEP were to mandate any changes in the Company's sewage treatment plant or in the facilities operated by BHW, the Company would be required to make the necessary capital expenditures in order to ensure that the sewage and water facilities meet with applicable regulations.

          The PUC regulates the quality of the water service provided by BHW, and the rates charged for such services. The PUC establishes, upon application, the rates that BHW may charge for water service. Any requests for an increase in water rates must be submitted to and approved by the PUC prior to the effectiveness of such increases.

          Pursuant to amendments to the Pennsylvania Safe Drinking Water Act enacted in 1989 (the "Water Act Amendments"), public water systems using unfiltered surface water sources were required to install filtration-disinfection systems for unfiltered surface water supplies not later than December 31, 1995. In 1993, the Company was informed by the DEP that its water system exceeded the maximum contaminant level specified for coliform bacteria under regulations enacted pursuant to the Water Act Amendments, and that the Company would be required to install and begin operation of continuous filtration and disinfection in accordance with applicable regulations, or abandon its surface water source no later than May 17, 1993. Pursuant to these requirements, the Company commenced construction of a water filtration plant for Buck Hill Creek. In addition, pursuant to applicable regulations, the Company was required to cover its reservoir, which was accomplished in 1993. While the DEP is responsible for enforcing the requirements of the Water Act Amendments, the PUC regulates water aesthetics, and may require BHW to take certain actions or install facilities to maintain standards of water aesthetics in excess of the requirements of the Water Act Amendments.

          As a result of delays in the review process and delays in construction and start up of the filtration plant, the filtration plant was first placed into service in February 1995. The cost of approximately $900,000 was financed through a term bank loan. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

          In the fiscal year ended October 31, 1993, BHW sought and obtained PUC approval to raise the rates charged for water services by 121%. During the same period, the Company raised the rates charged for sewer services by 100%. On January 18, 1995, BHW filed an application with the PUC to increase its rates for water service effective March 20, 1995, partially to offset the costs associated with construction of the water filtration facility. The Company sought approval of rates that would produce $114,828 in additional annual revenue, but, effective July 20, 1995, was granted rates that are expected to produce additional annual revenues of $82,000.

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

Dues and Fees Paid by Property Owners

          In addition to fees which residents of Buck Hill Falls pay to the Company for water and sewer services and the use of recreational facilities, each of the property owners is assessed dues to the Company in connection with road maintenance, trash collection, security and other general maintenance services provided by the Company for the Buck Hill Falls community. The utilization by the Company of certain of the dues and assessments has been contested by certain residents and by the Lot and Cottage Owners Association of Buck Hill Falls, Inc. (the "Association"), a non-profit organization whose members consist of most owners, other than the Company, of homes or lots in Buck Hill Falls. The Association has also expressed opposition to increases in such charges that the Company believed were necessary to provide for operation of Company facilities in the community and to meet certain other of the Company's obligations. The Company set dues for the fiscal year ended October 31, 1995 at $2,400 per resident. In July 1995, the Association and certain individual property owners brought suit against the Company and certain of its officers and directors challenging the right of the Company to make assessments and dues charges and seeking to enjoin certain collection actions instituted by the Company to collect unpaid dues. On June 8, 1996, an agreement was signed by the Association and the Company recognizing the obligation of residents to pay dues to the Company for services rendered for their benefit and giving the Association a role in setting the amount. Under the Agreement a joint committee is to be established, consisting of two members nominated by the Chairman of the Company, two members nominated by the President of the Association, and a fifth member chosen by mutual agreement of the Company Chairman and the Association President. The committee is to make recommendations to the Company's Board of Directors as to the level of dues to be assessed. As a result of this process, dues were increased to $2,800 for fiscal 1997. The Agreement provides that special assessments to repay debt, acquire property for development purposes, purchase Company Stock and develop land will only be considered if the Company grants property owners an option to purchase Common Stock, or a new class of stock, in consideration for payment of the special assessment. Both sides agreed to dismiss their litigation.

          Owners of properties in The Cottages at Buck Hill Falls ("The Cottages"), a separate residential complex in Buck Hill Falls, pay an additional fee of $100 - $125 per month, depending on the type of residence, a portion of which is placed in a restricted reserve fund for long range capital improvements for these properties, and the remainder of which is used for exterior maintenance of such residences. Exterior maintenance services are not provided to other residents of Buck Hill Falls.

          Purchasers of lots in The Cottages who have not yet had the design of their proposed home approved by the Company generally pay an amount equal to 25% of the total dues charged to owners of residences in the first year following their purchase of a lot, 50% in the second year and 75% in the third year. Thereafter, lot owners at The Cottages generally pay approximately the same dues as owners of residences. However, once the design of a proposed residence has been approved by the Company, the owner of the lot is in most cases required to pay the same dues as all owners of residences.


Development of The Cottages

          Pursuant to a series of agreements executed in May 1985, the Company transferred 600 acres of its land to Buck Hill Falls Associates (the "Partnership"), a Pennsylvania limited partnership in which the Company had a 29% limited partnership interest. Thereafter, the Partnership developed The Cottages on the transferred property. However, the sales of properties in The Cottages ran significantly behind expectations, and the Partnership was not able to pay the principal amount due on certain loan obligations incurred in connection with the development of The Cottages. As a result, the Partnership ceased development of The Cottages in 1990, and in early 1991 gave to First Eastern Bank (now PNC Bank, N.A.) (the "Bank"), its principal lender, a deed on the remaining property it held, in lieu of foreclosure on the property. The Partnership dissolved in 1991, and all selling efforts relating to The Cottages was suspended. In April 1996 the Company was advised that the Bank had agreed to convey the property to a purchaser for $900,000. The Company believes this transfer took place.

Marketing and Competition

          The Company's marketing efforts generally have been limited in recent years and directed primarily to promoting the use of its recreational facilities, principally its golf course. Marketing of homes for sales and rentals in the community has been left to local realtors, but the depressed market for second homes in the area has slowed real estate sales generally, particularly in Barrett Township where Buck Hill Falls is located. However, in 1996 the Company undertook a study on ways and means to promote the community as a whole and identified various steps it could pursue in the coming years to achieve this goal. These include the formation of a real estate group composed of a number of local and regional realtors committed to working together for both the sales and rentals of homes. This group began functioning in the Fall of 1996. Other steps under serious consideration include a joint effort between the Company and this group of realtors to advertise and promote the community, including the production of a video tape featuring the homes and facilities of the community, and utilization of the Internet to promote sales and rentals.

          Revenues derived from the use of the Company's golf course by members of the general public have become increasingly important in recent years, accounting for about 65 percent of total golf revenues in 1996. The Company is in competition with a number of resorts in the Pocono Mountains area, and many of its competitors have substantially greater financial and marketing resources.

Employees

          As of January 15, 1997, the Company had 17 persons employed on a full year basis. An additional 42 persons were employed on a seasonal basis during the summer season in 1996 (demand for the Company's services increases substantially during the summer months).

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

ITEM 3 - LEGAL PROCEEDINGS

          In October, 1996 Charles Czaplinski and Constance Seebach, owners of cottages at Buck Hill Falls, brought suit against the Company in the Court of Common Pleas of Monroe County, Pennsylvania alleging that the Company has fraudulently sought to collect dues and assessments in excess of amounts necessary to maintain the community, that dues, fees and assessments are not uniform among property owners, that the Company is using amounts collected from property owners to meet its general expenses and that the acts of the directors in the management of the Company have been illegal, oppressive and fraudulent and have sought to benefit a minority of large shareholders at the expense of minority shareholders who are owners of property in the Buck Hill community. The plaintiffs request the Court to dissolve the Company and to appoint a receiver to carry out the maintenance of the community on a not-for-profit basis. The plaintiffs also asked the Court to review the action of the Company's nominating committee in declining to nominate Mr. Czaplinski for election to the Board of Directors. The Company has filed an answer denying all material allegations and requesting that the suit be dismissed.


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

          Based upon information provided to the Company by the National Quotation Bureau, Inc., quotations reported by the National Daily Quotation Service and the National Association of Securities Dealers, Inc. Non-NASDAQ OTC Bulletin Board indicate a range of bid prices of $21.00 to $26.00 during the period from November 1, 1994 through January 31, 1995; $25.00 to $28.00 during the period from February 1, 1995 through April 30, 1995; $28.00 to $31.00 during the period from May 1, 1995 through July 31, 1995; $28.00 to $31.00 during the period from August 1, 1995 through October 31, 1995; $31.00 during the period from November 1, 1995 through January 31, 1996; $31.00 during the period from February 1, 1996 through April 30, 1996; $31.00 to $20.50 during the period from May 1, 1996 through July 31, 1996; and $25.00 during the period from August 1, 1996 through October 31, 1996.

          These quotations reflect inter-dealer prices, without retail markup, mark-down or commission and may not necessarily reflect actual transactions.

          The Company has not declared or paid dividends on its Common Stock in thirty years and anticipates that all earnings will be retained for use in its business. The Company does not anticipate that dividends will be declared or paid in the foreseeable future.

          As of January 24, 1997, the Company had approximately 493 shareholders of record.

          Since the transferability of the Class A Stock is essentially restricted to Qualified Owners it is unlikely that any trading market will develop for that class.

ITEM 6 - SELECTED FINANCIAL DATA

The selected financial data set forth below are derived from financial statements of the Company and should be read in conjunction with such financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this report.

                                                                    YEAR ENDED OCTOBER 31,
                                           1996             1995             1994            1993                1992
STATEMENT OF OPERATIONS
          DATA:

Revenues                               $ 2,175,475      $ 2,218,139      $ 2,203,529      $ 2,048,529      $ 1,938,239

Income (loss) from operations               26,107           37,094          136,294          133,895           (3,201)
Other income (expense)                    (151,236)        (125,834)         (67,914)         (34,412)         147,846

Income (loss) before extraordinary
         credit                           (125,129)         (88,740)          33,080           65,683          (64,982)
Extraordinary credit                            --               --               --           33,800          138,000
Cumulative effect of accounting
          change                                --               --               --           21,600               --
                                       -----------      -----------      -----------      -----------      -----------

             Net income (loss)         $  (125,129)     $   (88,740)     $    54,680      $    99,483      $    73,018
                                       ===========      ===========      ===========      ===========      ===========

PER SHARE DATA:
Income (loss) before extraordinary
          credit                       $     (1.68)     $     (1.21)     $       .45      $       .89      $      (.88)
Extraordinary credit                            --               --               --              .46             1.87
Cumulative effect of accounting
          change                                --               --              .29               --               --
                                       -----------      -----------      -----------      -----------      -----------


Net income (loss)                      $     (1.68)     $     (1.21)     $       .74      $      1.35      $       .99
                                       ===========      ===========      ===========      ===========      ===========


FINANCIAL POSITION DATA:
    Working capital                    $  (577,628)     $  (772,267)     $  (973,993)     $  (822,191)     $(1,082,662)
     Total assets                        3,172,579        3,149,870        3,104,106        2,536,541        2,299,853
     Total long-term liabilities         1,148,560        1,170,018          921,804          559,360          176,111
     Stockholders equity                 1,042,994          900,529          989,269          934,589          835,106

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General

          The Company's business, insofar as it relates to the provision of recreational facilities, is largely seasonal in nature. As a result, the Company's revenues and cost of revenues typically increase significantly in its third and fourth fiscal quarters.

Results of Operations

Year Ended October 31, 1996 Compared to Year Ended October31, 1995.

          Revenues decreased approximately $43,000 in 1996 as compared to 1995, principally due to a reduction in annual dues billed to the 290 residents of Buck Hill Falls from $2,400 to $2,300 resulting in a decrease of approximately $27,000. Lawn bowling revenues decreased $7,000 during 1996 due to less favorable weather conditions. Lumbering sales decreased $23,000 due to less timbering in fiscal 1996. Golf cart rentals decreased $33,000 principally due to less rounds played during 1996 and, in addition, members took advantage of discounted seasonal cart rentals. There was also a decrease in interest income of $5,100 and in bad debt recoveries of $6,600. These decreases were partially offset by increases in revenues of approximately $32,800 in membership fees due primarily to an increase in country club membership fees, of $7,600 in water operations as a result of a rate increase, of $19,000 in snow plowing revenues as a result of heavy snowfall amounts in 1996, and of $1,300 in pro shop income.

          Cost of revenues increased 9% in 1996 as compared to 1995. Depreciation expense increased approximately $32,000 due to capital improvements to the water system which was put into operation in February 1995 and salaries and wages increased approximately $30,000 due to a reallocation of administrative salaries to the related community service operations to which the employees are currently performing services. In addition, snow plowing costs increased $15,000 and road and path maintenance increased $12,250 as a result of severe weather conditions during 1996. General maintenance and repairs increased approximately $33,000 during 1996 due to less favorable weather conditions and the Company's efforts to improve the Community including an increase of $6,000 in the contract with landscapers. Materials and supplies increased approximately $17,900 due to new sand for the golf course and additional sand for the sewer plant. There was also an increase in insurance expense of $ 10,000 due to an increase in workers' compensation insurance and the addition of two new vehicles. There was also an increase in professional fees of approximately $6,000 related to the continued testing of the water supply.

          General and administrative costs decreased 36% in 1996 as compared to 1995. Administrative salaries decreased approximately $30,000 as discussed above. Bad debt expense decreased $84,000 due to uncollectible accounts relating to the Buck Hill Inn and other accounts receivable being written off in 1995. During 1995, legal and accounting fees were incurred primarily for an evaluation of a purchase offer from the Lot and Cottages Owner's Association. Such costs were not incurred during 1996, resulting in a decrease in legal and accounting fees of approximately $33,000. During 1995, the Company also incurred legal fees of $16,500 for general legal consultation related to its utility operations and assistance with a water rate increase which were not present during 1996. Also legal and accounting fees were incurred in 1995 related to Securities and Exchange Commission filings which were not incurred in 1996. These fees amounted to a decrease in expenses of approximately $15,700 and $2,000, respectively. During 1995, the Company incurred approximately $5,000 of repairs due to a pipe breakage. Efforts made by the Company to reduce costs resulted in a decrease in office supplies of $1,000, travel and entertainment of $1,200, and data processing of $1,200.

          Other income decreased 40% during 1996. During 1996, vending machine revenues, commissions and miscellaneous income increased approximately $ 6,000. During 1995, there was a gain on sale of land of approximately $25,400 which was not present in 1996.

          Interest expense increased 8% primarily as a result of interest on borrowings related to the water system capital improvements loan.

Year Ended October 31, 1995 Compared to Year Ended October 31, 1994

          Revenues increased 0.7% in 1995 as compared to 1994, principally due to increased golf and pool revenues, annual dues, lumber sales, water and sewer service revenues. Revenues from golf and pool increased approximately $92,500 due to an increase in the annual membership fee and the number of memberships. Management believes that golf memberships have increased as a result of improvements made to the golf course. In addition, due to more favorable weather in 1995, more rounds were played and, as a consequence, revenues from greens fees and cart rentals increased. The Company increased annual dues billed to residents at Buck Hill Falls from $2,200 in 1994 to $2,400 in 1995. The $200 increase resulted in additional revenues of approximately $58,000 in 1995. Lumber sales increased approximately $24,100 due to additional timbering in fiscal 1995. Revenues from water and sewer services increased approximately $13,000 due to an increase in water rate in 1995. The increase in revenues was partially offset by a decrease in snow plowing revenues of approximately $16,500 due to more favorable weather in 1995, decreased tennis and camp revenues of approximately $9,600 attributable to decreased participation and decreased special assessment revenues of approximately $126,700 due to no special assessments raised in 1995. In addition, a change in the Company's water and sewer billing policy to Inn Co. resulted in a decrease in water and sewer service revenues of approximately $20,200.

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

Inflation.

          Inflation  has  not  had  a   significant   impact  on  the  Company's
comparative results of operation.

Liquidity and Capital Resources

          At October 31, 1996, the Company had a working capital deficiency of $577,628. Included in current liabilities is the entire $791,320 outstanding on the Company's $1,000,000 line of credit with a bank (described in the following paragraph), which is payable on demand. An additional $38,619 in scheduled principal payments on long-term debt are due within the next twelve months.

          The Company entered into a loan agreement with a bank relating to a secured revolving line of credit in the amount of $1,000,000. Amounts borrowed bear interest at the prime rate (8.25% at October 31, 1996) plus 1-1/4%. Pursuant to the loan agreement, approximately 2,600 acres of land and land improvements located in Barrett Township, Monroe County, Pennsylvania, are pledged as collateral, along with dues, assessments and fee revenues. The line of credit is available through May 31, 1997, contingent upon the Company maintaining a satisfactory financial position and subject to annual review of the Company's financial statements by the bank. The loan agreement with the bank provides that if, in the opinion of the authorized lending officers of the bank, the Company's credit worthiness materially declines, the credit line will cease to be available for future draws, and any existing balance will be required to be fully amortized over a reasonable term.

          The Company has been required to make certain improvements in its water system. In May 1995, the Company entered into a $900,000 loan agreement with a bank to refinance existing water system debt and to complete the improvements. Principal is payable in monthly installments of $8,985 over a 20-year amortization period. Interest is payable at the bank's base rate (8.25% at October 31, 1996) plus 1-1/4%. The loan matures in May 2015 and is secured by a first mortgage on approximately 2,600 acres of land and land improvements located in Barrett Township, Monroe County, Pennsylvania and a collateral assignment of all revenue and assessments of the Company's water operations.

          Cash increased $75,243 during fiscal 1996. Cash provided by operating activities of $1,828, borrowings of $580,000 under the Company's revolving line of credit, $41,885 in additional long-term debt, and proceeds of $267,594 from issuance of Class A Common Stock was used to make scheduled principal payments of $655,544 on long-term debt and capital expenditures of $165,352. Such capital expenditures included purchase of furniture and equipment for the golf club of approximately $49,100, water meters of approximately $18,000, improvements to roads and paving of $58,022, and purchase of two automobiles for $36,499.

          At October 31, 1996, the Company had drawn $791,320 on its $1,000,000 line of credit, leaving $208,680 available. The outstanding balance was $651,320 on January 23, 1997.

          The Company incurred a net loss of $125,129 for the year ended October 31, 1996 and at October 31, 1996, the Company has a cumulative deficit of $1,275,197 and a working capital deficiency of $577,628. Although the Company's line of credit is available through May 31, 1997, the ability to borrow under the line is contingent upon certain factors. As a result, continuation of the Company in its present form is dependent upon the successful maintenance of its debt terms, its ability to obtain additional financing if needed and the eventual achievement of sustained profitable operations.

          Management believes that revisions in the Company's operating requirements, including an increase in Lot and Cottage dues from $2,300 to $2,800 per year, and the receipt of the proceeds of the stock offering described below, provide the opportunity for the Company to continue as a going concern. However, there is no assurance that management's actions will be successful or, if they are not successful, that the Company would be able to continue as a going concern.

Recent Stock Offering

          Beginning in September 1996, the Company made an offering of shares of its Class A Common Stock limited to those persons who owned Common Stock in the Company and were an owner or co-owner of a cottage and/or lot in the Buck Hill Falls community ("Qualified Owners"). Qualified Owners were offered the opportunity to purchase 200 shares per property for $20 per share or an aggregate price of $4,000, payable over five years at $800 annually or, if paid in full by October 31, 1996, with a $500 discount. All 200 shares had to be purchased by a Qualified Owner if any were purchased. All Qualified Owners who did subscribe were then offered the opportunity to purchase up to 200 additional shares per property (up to a total purchase of 400 shares of Class A Stock per property) on the same terms. The shares of Class A Stock are identical to the shares of the Company's Common Stock except that the Class A Stock may, with certain exceptions, only be held by or transferred to a Qualified Owner. All certificates representing Class A Stock contain a legend calling attention to the restrictions on transferability set forth in the Company's Articles of Incorporation.

          The offering price of the Class A Stock was determined by the Board of Directors of the Company based upon the historical prices of the Common Stock, the inactive nature of that market, the restrictions on transferability of the Class A Stock and the unlikely prospect of any dividend being paid.

          The amendment to the Company's Articles of Incorporation authorizing the Class A Stock was proposed by the Board of Directors for adoption by the shareholders at the annual meeting held on July 7, 1996. The Company distributed proxy materials describing the proposed amendment and the Company's intentions with respect to this offering if the amendment were approved. Certain shareholders who were not Qualified Owners objected to the proposal, asserting that the proposed offering price was inadequate and that the Company should make a rights offering to all its shareholders. The Board concluded that the offering of Class A Stock to Qualified Owners was fair and in the best interest of the Company and its shareholders. The Common Stock does not have any pre-emptive right to subscribe to new securities. After discussion, the amendment was approved by the Common shareholders by a vote of 31,766 for and 11,375 against, with 11,836 abstentions.

          Upon completion of the offering of the Class A Stock to Qualified Owners, the Company offered to all holders of its Common Stock (other than Qualified Owners) the opportunity to purchase at $20 per share that number of shares of Common Stock which, in the judgment of the Company, would be sufficient to enable each such holder of Common Stock to maintain his or her percentage interest in the Company, based upon (i) the number of Class A shares sold by the Company (ii) the number of shares of Common Stock held by the subscribing Common holders and (iii) any maximum specified by a subscribing Common holder.

          Qualified Owners subscribed for a total of 29,200 shares of Class A Common Stock, and the holders of 9,426 shares of Common Stock who were not Qualified Owners exercised their rights to purchase sufficient additional shares of Common Stock to maintain their respective percentage interests in the Company. A purchase of 0.60 of a share for each share held would maintain their pre-offering position. One holder of 50 shares of Common Stock elected to purchase only 10 shares. Accordingly, a total of 5,636 shares of Common Stock will be issued to these persons upon reciept of payment of $20 per share.

          The Company has received proceeds of $402,200 from the sale of the Class A Stock and expects to receive an additional $124,000 as installment subscriptions are paid over the next four years. The Company expects to receive additional proceeds of $112,720 from the sale of the additional Common Stock. Net proceeds received to date have been applied to reduction of the outstanding balance on the Company's line of credit, ameliorating the effect of seasonal variations in the Company's operating cash flow.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Reference is made to theTable of Contents on page F-1.


ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable.

                                                            PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The directors and executive officers of the Company are as follows:


                                                                                     Term as
                                                                                     Director
Name                               Age            Position                           Expires

David B. Ottaway                   56             Chairman of the Board              1998
                                                  and President, Director

Anthony C. Bowe                    39             Vice President, Treasurer          1999
                                                  and Chief Financial Officer,
                                                  Director

Frank J. Dracos, M.D.              66             Vice President Operations          1998
                                                  and Chief Operating Officer,
                                                  Director

Richard C. Unger, Jr.              44             Secretary, Director                1999


George J. Byron                    72             Director                           1998

Edwin A. Gee                       76             Director                           1997

Grace M. Godshalk                  58             Director                           1997

Clifford Press                     42             Director                           1997

James T. Sygenda                   63             Director                           1999

Floyd R. Hunter, Jr.               52             General Manager                    N/A

          Mr. Ottaway was elected Chairman and Chief Executive Officer in July 1995, and President in 1996. Mr. Ottaway has been employed by the Washington Post for the past 25 years and is currently an investigative reporter.

          Mr. Bowe was elected to the Board and as Vice President, Treasurer and Chief Financial Oficer in July 1996. He is a Managing Director of Bankers Trust Company, New York City, and has held a variety of line and management positions with that firm for more than the past five years.

          Dr. Dracos has been a director of the Company since 1992. He was elected Vice President Operations and Chief Operating Officer in July 1996. Dr. Dracos has been a practicing orthopedic surgeon with Pocono Orthopedic for over five years. He is also a director of Mellon Bank (Northeast).

          Mr. Unger was elected to the Board and as Secretary of the Company in July 1996. He is an attorney practicing in West Conshohocken, Pennsylvania. Until forming his own firm in 1995, he was for many years a partner in the Philadelphia based firm of Duane, Morris & Hecksher.

          Mr. Byron has been a director of the Company since 1992. Mr. Byron has been co-owner of Lord Byron, Inc., a manufacturer of hospital linens and nuclear energy protective clothing, for over five years.

          Mr. Gee has been a director of the Company since 1995. Mr. Gee retired as Chairman of the Board of International Paper in 1985. He is currently the Chairman and a director of Oncogene Science, Inc.

          Mrs. Godshalk has been a director of the Company since March, 1995 and she was elected President of BHW in July 1996. Mrs. Godshalk has been the Vice President of Ultra-Mold Corporation in Yardley, Pennsylvania, since 1984. For the past eighteen years, she has been an elected Supervisor of Lower Makefield Township, Bucks County, Pennsylvania.

          Mr. Press has been a director of the Company since 1994. Since 1986, Mr. Press has served as President of Hyde Park Holdings, Inc. Mr. Press also has served as a director of High Voltage Engineering Corporation since 1988.

          Mr. Sygenda has been a director of the Company since 1993. Mr. Sygenda was district sales manager and national account manager for UARCO Business Forms until he retired in 1993.

          Mr. Hunter became general manager of the Company in January 1997. From 1979 until joining the Company, he was the President and owner of Hunter Associates, a management and marketing consultant to the hospitality, travel and tourism industries.


ITEM 12.     EXECUTIVE COMPENSATION

          The following table sets forth certain information concerning the compensation for services rendered by the Company's General Manager during each of the last three fiscal years. The Company's other executive officers serve on a voluntary basis and are not compensated.

                           Summary Compensation Table


                                                        Annual Compensation
                                                                     Other Annual              Other
Name and Principal Position                Year       Salary         Compensation          Compensation

Carl Benasutti (1)                         1995       $43,000         $ 1,000                   ---

General Manager(2)                         1994       $31,826         $ 2,403(3)                ---

(1)  Mr. Benasutti died in December 1996.
(2) Mr. Benasutti was compensated as General Manager since January 1994, although formally elected to this position in July 1994.
(3) Received for the period from November 1, 1993 through January 2, 1994, during which Mr. Benasutti served in an informal capacity as assistant to the President.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The following table sets forth certain information concerning ownership of the Common Stock and Class A Common Stock of the Company as of January 22, 1997 by each shareholder known to the Company to own beneficially more than 5% of its stock, each director of the Company and all directors and executive officers of the Company as a group. Except as otherwise noted, each person listed below has sole voting and dispositive power with respect to the shares listed next to his or her name. All persons listed below are directors of the Company.

                                                                      Shares
                                                                      Beneficially
Na me                                                                 Owned                     Percent of Class

David B. Ottaway ..................................                   6,380(1)                        6.6%
Anthony C. Bowe....................................                     300(2)(3)                      *
Frank J. Dracos, M.D...............................                     600(4)                         *
Richard C. Unger, Jr...............................                     300(2)(5)                      *
George J. Byron....................................                     100                            *
Edwin A. Gee.......................................                   2,321(6)                        2.4%
Grace M.  Godshalk.................................                     290(7)(5)                      *
Clifford Press.....................................                     500(8)                         *
James T. Sygenda...................................                     100(2)                         *
All executive officers and
  directors as a group.............................                  10,891                          11.3%


*    Less than 1%

(1) Includes 1,583 shares held by Mr. Ottaway and 4,397 shares held by a non-profit charitable Trust of which Mr. Ottaway is President and a trustee. Mr. Ottaway disclaims beneficial ownership of the shares held by the Trust. Also includes 400 shares of Class A Common Stock. Mr. Ottaway's address is 327 A Street, S.E., Washington, D.C. 20003.

(2)  Held jointly with wife.

(3)  Includes 200 shares of Class A Stock.

(4) Includes 100 shares held by Dr. Dracos' wife and 100 shares held by an adult son, as to which shares Dr. Dracos disclaims beneficial ownership. Also includes 200 shares of Class A Stock.

(5) Includes 200 shares of Class A Stock of which 40 shares have been paid for and issued.

(6) Includes 25 shares held by Mr. Gee's wife, 105 shares held jointly with his wife and 80 shares held by Mr. and Mrs. Gee in trusts for the benefit of their children. Does not include an additional 502 shares held by other family members, as to which shares Mr. Gee disclaims beneficial ownership.

(7)  Includes 50 shares held jointly with Mrs. Godshalk's husband.

(8)  Includes 400 shares of Class A Stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


          Not applicable.




                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  1.   Financial Statements - See the Table of Contents on page F-1

          2. Financial Statement Schedules - See the Index to Consolidated Financial Statement Schedules on page F-1.

          3.   Exhibits

Exhibit
  No.

3.1       Articles of Incorporation, as amended - Incorporated by reference to
          Exhibit 3.1 to the Company's Registration Statement on Form S-1, Commission File No. 333- 10207, filed with the Commission on August 15, 1996.

3.2 By-laws, as amended - Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1, Commission File No. 333-10207, filed with the Commission on August 15, 1996.

10.1.1 Loan Agreement, dated July 24, 1992, between Penn Security Bank and Trust Company and the Company - Incorporated by reference to Exhibit
          10.6.1 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1992, filed with the Commission on February 24, 1993.

10.1.2 Promissory Note, dated July 24, 1992, issued by the Company to Penn Security Bank and Trust Company - Incorporated by reference to Exhibit
          10.6.2 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1992, filed with the Commission on February 24, 1993.

10.1.3 Open-End Mortgage, dated July 24, 1992, issued by the Company to Penn Security Bank and Trust Company - Incorporated by reference to Exhibit
          10.6.3 to
          the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1992, filed with the Commission on February 24, 1993.

10.1.4 Collateral Assignment of Dues, Assessments and Fee Income, dated July 24, 1992, issued by the Company to Penn Security Bank and Trust Company Incorporated by reference to Exhibit 10.6.4 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1992, filed with the Commission on February 24, 1993.

10.2 Loan Agreement, dated August 12, 1993, between the Company and Penn Security Bank and Trust Company, incorporated by reference to Exhibit
          10.8 to the Company's Annual Report on Form 10-K for the fiscal years ended October 31, 1994 and 1993.

10.3 Loan Agreement, dated May 4, 1995, between the Buck Hill Water Company and Penn Security Bank and Trust Company, incorporated by reference to
          Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995.

10.4 Agreement dated June 8, 1996, between the Company and the Lot and Cottage Owners' Association of Buck Hill Falls, Inc. - Incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1, Commission File No. 333-10207, filed with the Commission on August 15, 1996.

21        List of Subsidiaries of the Company - Incorporated by reference to
          Exhibit 21 to the Company's Registration Statement on Form S-1, Commission File No. 333- 10207, filed with the Commission on August 15, 1996.

____________________
(b) No reports on Form 8-K were filed by the Company during the last quarter of the period covered by this report.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                        BUCK HILL FALLS COMPANY


Date: January 27, 1997                  By:/s/ David B. Ottaway
                                           --------------------
                                           David B. Ottaway,
                                           Chairman and President
                                           (Principal Executive Officer)

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

       Signature                                   Title                                       Date

/s/ David B. Ottaway                    Chairman and President,                           Jan. 27, 1997
David B. Ottaway                        Director (Principal
                                        Executive Officer)

/s/ Anthony C. Bowe                     Vice President, Treasurer and                     Jan. 27, 1997
Anthony C. Bowe                         Chief Financial Officer (Principal
                                        Financial and Accounting Officer),
                                        Director

                                        Director                                          Jan. , 1997
George J. Byron

                                        Director                                          Jan. , 1997
Frank J. Dracos, M.D.

/s/ Edwin A. Gee                        Director                                          Jan. 27, 1997
Edwin A. Gee

                                        Director                                          Jan. , 1997
Grace M. Godshalk

                                        Director                                          Jan. , 1997
Clifford Press

/s/ James T. Sygenda                    Director                                          Jan. 27, 1997
James T. Sygenda

/s/ Richard C. Unger, Jr.               Director                                          Jan. 24, 1997
Richard C. Unger, Jr.

                    SUPPLEMENTAL INFORMATION TO BE FURNISHED
                         WITH REPORTS FILED PURSUANT TO
                           SECTION 15(d) OF THE ACT BY
                      REGISTRANTS WHICH HAVE NOT REGISTERED
                  SECURITIES PURSUANT TO SECTION 12 OF THE ACT.


          No annual report covering the Registrant's last fiscal year and no proxy statement, form of proxy or other soliciting material relating to the Registrant's 1997 Annual Meeting of Shareholders has been sent to the
Registrant's shareholders. The Registrant intends to send a report to shareholders for the period covered by this report and a proxy statement and proxy with respect to the Registrant's next Annual Meeting of Shareholders. The Registrant will furnish copies of such material when such material is sent to its shareholders. Such material shall not be deemed to be "filed" with the Commission or otherwise subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.

                                TABLE OF CONTENTS

                                                                                                          Page

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                                                        F-2

CONSOLIDATED FINANCIAL STATEMENTS:
     Balance Sheet as of October 31, 1996 and 1995                                                        F-3
     Statement of Operations for the Years Ended October 31, 1996,
       1995 and 1994                                                                                      F-4
     Statement of Changes in Stockholders' Equity for the Years Ended
       October 31, 1996, 1995 and 1994                                                                    F-5
     Statement of Cash Flows for the Years Ended October 31, 1996,
       1995 and 1994                                                                                      F-6
     Notes to Consolidated Financial Statements                                                           F-7

               INDEX TO CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

Property and Equipment for the Years Ended October 31, 1996,
   1995 and 1994                                                                                          F-15
Accumulated Depreciation of Property and Equipment for the
   Years Ended October 31, 1996,  1995 and 1994 F-16  Valuation  and  Qualifying
Accounts for the Years Ended October 31,
    1996, 1995 and 1994                                                                                   F-17
Short-term Borrowings for the Years Ended October 31, 1996,
    1995 and 1994                                                                                         F-18
Supplementary Statement of Operations Information for the Years
    Ended October 31, 1996, 1995 and 1994                                                                 F-19

                              REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Buck Hill Falls Company:

     We have audited the accompanying consolidated balance sheets of Buck Hill Falls Company and subsidiary as of October 31, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended October 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Buck Hill Falls Company and subsidiary as of October 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1996 in conformity with generally accepted accounting principles.

     As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for income taxes by adopting Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," in 1994.

     Our audits referred to above also included audits of the financial statement schedules listed under Item 14(a)(2). In our opinion those financial statement schedules present fairly, in all material respects, in relation to the basic consolidated financial statements taken as a whole, the information required to be stated therein.



PARENTE, RANDOLPH, ORLANDO, CAREY & ASSOCIATES

Wilkes-Barre, Pennsylvania
December 11, 1996

                     BUCK HILL FALLS COMPANY AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                            OCTOBER 31, 1996 AND 1995

                                               1996           1995
                           ASSETS
CURRENT ASSETS:
   Cash                                     $  106,703     $   31,460
   Accounts receivable, net of
     allowance for doubtful accounts of
     $100,445 and $79,860 in 1996 and
     1995, respectively                        253,278        245,369
   Prepaid expenses and other                   43,416         30,227
                                            ----------     ----------

     Total current assets                      403,397        307,056

RESTRICTED CASH                                 68,556         73,800

PROPERTY AND EQUIPMENT                       2,692,743      2,756,391

DEFERRED COSTS, Net of accumulated

   amortization of $15,800 and $11,060
   in 1996 and 1995, respectively                7,883         12,623


                                            ----------     ----------

     TOTAL                                  $3,172,579     $3,149,870
                                            ==========     ==========

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Demand note payable, 5%, unsecured       $   11,300     $   11,300
   Current portion of long-term debt           829,939        847,385
   Accounts payable                             47,942         37,283

   Accrued expenses and other                   91,844        183,355
                                            ----------     ----------

   Total current liabilities                   981,025      1,079,323

CUSTOMER DEPOSITS                               68,556         73,800

LONG-TERM DEBT                                 940,004        956,218

6-1/4% SUBORDINATED NOTES                      140,000        140,000
                                            ----------     ----------

   Total liabilities                         2,129,585      2,249,341

STOCKHOLDERS' EQUITY                         1,042,994        900,529
                                            ----------     ----------

   TOTAL                                    $3,172,579     $3,149,870
                                            ==========     ==========



                 See Notes to Consolidated Financial Statements

                     BUCK HILL FALLS COMPANY AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF OPERATIONS
               FOR THE YEARS ENDED OCTOBER 31, 1996, 1995 AND 1994


                                                                  1996             1995             1994

REVENUES                                                      $ 2,175,475      $ 2,218,139      $ 2,203,529
COST OF REVENUES                                                1,810,206        1,653,362        1,592,863
                                                              -----------      -----------      -----------
GROSS PROFIT                                                      365,269          564,777          610,666
GENERAL AND ADMINISTRATIVE EXPENSES                               339,162          527,683          474,372
                                                              -----------      -----------      -----------
INCOME FROM OPERATIONS                                             26,107           37,094          136,294
                                                              -----------      -----------      -----------
OTHER INCOME (EXPENSE):
     Interest, net of capitalized interest of $21,455 and
         $49,996 in 1995 and 1994, respectively                  (172,631)        (161,515)         (80,944)
     Miscellaneous                                                 21,395           35,681           13,033
                                                              -----------      -----------      -----------
         Other expense                                           (151,236)        (125,834)         (67,914)
                                                              -----------      -----------      -----------
     INCOME (LOSS) BEFORE PROVISION FOR
     INCOME TAXES AND CUMULATIVE EFFECT
     OF CHANGE IN ACCOUNTING PRINCIPLE                           (125,129)         (88,740)          68,380
PROVISION FOR INCOME TAXES                                                                           35,300
                                                              -----------      -----------      -----------
     INCOME (LOSS) BEFORE CUMULATIVE
     EFFECT OF CHANGE IN ACCOUNTING                              (125,129)         (88,740)          33,080
     PRINCIPLE
     CUMULATIVE EFFECT OF ACCOUNTING                                                                 21,600
                                                              -----------      -----------      -----------
     CHANGE
NET INCOME (LOSS)                                             $  (125,129)     $   (88,740)     $    54,680
                                                              ===========      ===========      ===========
EARNINGS (LOSS) PER COMMON SHARE:
     Before extraordinary credit                              $     (1.68)     $     (1.21)     $      0.45
     Extraordinary credit
     Cumulative effect of accounting change                                                            0.29
                                                              -----------      -----------      -----------
NET INCOME (LOSS) PER COMMON SHARE                            $     (1.68)     $     (1.21)     $      0.74
                                                              ===========      ===========      ===========




                 See Notes to Consolidated Financial Statements

                     BUCK HILL FALLS COMPANY AND SUBSIDIARY

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
               FOR THE YEARS ENDED OCTOBER 31, 1996, 1995 AND 1994

                                      Common Stock (1)  Common Stock Class A(2)         Common Stock Class A (2)
                                                                                           Shares   Amount                 Total
                                    Shares                 Shares             Additional    Sub-     Sub-              Stockholders'
                                    Issued      Amount     Issued    Amount     Capital   scribed  scribed   Deficit      Equity

BALANCE, OCTOBER 31, 1993           75,537   $ 1,251,370                        $799,227                   $(1,116,008)    $934,589

NET LOSS                                                                                                        54,680       54,680
                                    ------   -----------    ------   --------   --------   -----   ------- -----------   ----------

BALANCE, OCTOBER 31, 1994           73,537     1,251,370                         799,227                    (1,061,328)     989,269

NET LOSS                                                                                                       (88,740)     (88,740)
                                    ------   -----------    ------   --------   --------   -----   ------- -----------   ----------

BALANCE, OCTOBER 31, 1995           73,537     1,251,370                         799,227                    (1,150,068)     900,529

COMMON STOCK ISSUED                                         18,620   $267,594                                               267,594

COMMON STOCK SUBSCRIBED                                                                    9,380  $182,700                  182,700

STOCK SUBSCRIPTION RECEIVABLE                                                                     (182,700)                (182,700)

NET LOSS                                                                                                      (125,129)    (125,129)
                                    ------   -----------    ------   --------   --------   -----   ------- -----------   ----------

BALANCE, OCTOBER 31, 1996           73,537   $ 1,251,370    18,620   $267,594   $799,227   9,380   $       $(1,275,197)  $1,042,994
                                    ======   ===========    ======   ========   ========   =====   ======= ===========   ==========

(1)       NO PAR VALUE; AUTHORIZED 105,000 SHARES

(2)       NO PAR VALUE; AUTHORIZED 75,000 SHARES



                 See Notes to Consolidated Financial Statements

                     BUCK HILL FALLS COMPANY AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE YEARS ENDED OCTOBER 31, 1996, 1995 AND 1994

                                                               1996              1995            1994
CASH FLOWS FROM OPERATING ACTIVITIES:
          Net income (loss)                                $  (125,129)     $   (88,740)     $    54,680
                                                           -----------      -----------      -----------
          Adjustments to reconcile net income (loss)
            to net cash provided by (used in)
            operating activities:
            Depreciation                                       225,088          193,234          160,778
            Amortization                                         4,740            4,740            4,740
            Gain on sale of property and equipment                (920)         (25,389)          (2,000)
            Cumulative effect of change in accounting
              principle                                                                          (21,600)
            Deferred tax expense                                                                  21,600
          Changes in assets and liabilities:
                    Accounts receivable                         (7,909)         (69,611)         (33,563)
                    Prepaid expenses and other                 (13,188)          (7,230)           1,824
                    Restricted cash                              5,243           32,077           (5,814)
                    Accounts payable                            10,658          (77,087)          (5,250)
                    Accrued expenses and other                 (91,511)         (36,332)          59,046
                    Customer deposits                           (5,244)         (32,082)           5,032
                                                           -----------      -----------      -----------

            Total adjustments                                  126,957          (17,680)         184,793
                                                           -----------      -----------      -----------

                      Net cash provided by
                      (used in) operating activities             1,828         (106,420)         239,473
                                                           -----------      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
          Purchase of property and equipment                  (165,352)        (188,297)        (688,630)
          Proceeds from sale of property and equipment           4,832           25,888            2,000
                                                           -----------      -----------      -----------

                      Net cash used in
                      investing activities                    (160,520)        (162,409)        (686,630)
                                                           -----------      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
          Repayment of debt                                   (655,544)      (1,106,517)        (460,056)
          Proceeds from issuance of debt                       621,885        1,386,612          914,023
          Proceeds from issuance of common stock               267,594
                                                           -----------      -----------      -----------

          Net cash provided by financing activities            233,935          280,095          453,967
                                                           -----------      -----------      -----------

INCREASE IN CASH                                                75,243           11,266            6,810

CASH, BEGINNING OF YEAR                                         31,460           20,194           13,384
                                                           -----------      -----------      -----------

CASH, END OF YEAR                                          $   106,703      $    31,460      $    20,194
                                                           ===========      ===========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
          Cash paid (refunded) for:
          Interest                                         $    90,810      $   164,375      $   129,634
                                                           ===========      ===========      ===========

          Income taxes                                     $    12,496      $                $      (500)
                                                           ===========      ===========      ===========

SUPPLEMENTAL NONCASH INVESTING ACTIVITY:
          Liabilities incurred for
   purchase of property and equipment                      $                $                $    61,711
                                                           ===========      ===========      ===========

--------------------------------------------------------------------------------
                 See Notes to Consolidated Financial Statements

                     BUCK HILL FALLS COMPANY AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   NATURE OF OPERATIONS AND SUMMARY OF
       SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF OPERATIONS

       Buck Hill Falls Company and Subsidiary (the "Company") provides recreational facilities, water and sewage services, and miscellaneous maintenance services, and grants credit, primarily to residents of Buck Hill Falls, Monroe County, Pennsylvania.

     BASIS OF PRESENTATION

       The consolidated financial statements include the accounts of Buck Hill Falls Company and its wholly-owned subsidiary, Buck Hill Water Company (the "Company"). All significant intercompany balances and transactions are eliminated.

       The accompanying consolidated financial statements have been prepared on a going-concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred a net loss of $125,129 for the year ended October 31, 1996 and at October 31, 1996, the Company has a cumulative deficit of $1,275,197 and a working capital deficiency of $577,629. As described in
       Note 4, although the Company's line of credit is available through May 31, 1997, the ability to borrow under the line is contingent upon certain factors. As a result, continuation of the Company in its present form is dependent upon the successful maintenance of its debt terms, its ability to obtain additional financing, if needed, and the eventual achievement of sustained profitable operations.

       Management believes that revisions in the Company's operating requirements, including an increase in Lot and Cottage Association dues form $2,300 to $2,800 per year will provide the opportunity for the Company to continue as a going concern. However, there is no assurance that management's actions will be successful, or if they are not successful, that the Company would be able to continue as a going concern.

     USE OF ESTIMATES

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

BUCK HILL FALLS COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     PROPERTY AND EQUIPMENT

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

     EARNINGS (LOSS) PER COMMON SHARE

       Earnings (loss) per common share is based on the weighted average number of shares outstanding (74,585 in 1996 and 73,537 in 1995 and 1994).

     STATEMENT OF CASH FLOWS

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


2.   RESTRICTED CASH AND CUSTOMER DEPOSITS

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

BUCK HILL FALLS COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The Company seeks the advice of a special committee of property owners regarding the management of these funds.


3.   PROPERTY AND EQUIPMENT

     The components of property and equipment at October 31, 1996 and 1995 are summarized as follows:

                                          1996              1995
     Land                              $   445,831      $   445,831
     Buildings                             941,913          941,913
     Recreational facilities             1,442,378        1,384,356
     Sewer and water facilities          1,344,801        1,340,588
     Machinery and equipment               444,178          381,285
     Automotive equipment                  191,346          163,069
     Furniture and fixtures                 96,253           92,528
                                       -----------      -----------

           Total                         4,906,700        4,749,570

     Less accumulated depreciation      (2,213,957)      (1,993,179)
                                       -----------      -----------

     Property and equipment            $ 2,692,743      $ 2,756,391
                                       ===========      ===========


4.   LONG-TERM DEBT

     Long-term debt at October 31, 1996 and 1995 is summarized as follows:

                                                                           1996               1995

     Borrowings under revolving loan agreement (see below)              $   791,320        $   816,120

     Note payable - bank, payable in monthly installments of
       $8,985 including interest at the bank's base rate (8.25%
       at October 31, 1996) plus 1-1/4% maturing May 4, 2015. The loan is secured by a first mortgage on approximately 2,600 acres of land and land improvements located in Barrett
       Township, Monroe County, Pennsylvania, along with
       assessments and fee revenues                                         876,212            892,852

BUCK HILL FALLS COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                           1996               1995


     Note payable - bank, payable in monthly installments of
     $1,250 including interest at the bank's base rate (8.25% at
     October 31, 1996) plus 1-1/4%, maturing November 2002. The note is secured by a second mortgage on approximately 2,600 acres of land and land improvements located in Barrett
     Township, Monroe County, Pennsylvania. Additionally, a
     ten-year lease between the Company and the U.S. Postal
     Service is pledged as collateral                                      $49,596             $55,697



     Note payable - bank, payable in monthly installments of $586 including interest at 9.5%, maturing June 2000; secured by
     equipment with a depreciated cost of $13,398                           21,084              26,056

     Note payable - bank, payable in monthly installments of $391 including interest at 8%, maturing January 31, 1999; secured
     by equipment with a depreciated cost of $14,253                        12,778

     Note payable - bank, payable in monthly installments of $351 including interest at 8.75%, maturing September 1, 1999;
     secured by equipment with a depreciated cost of $13,239                10,449


     Note payable - financial institution, payable in monthly
     installments of $235 including interest at 11.5%, maturing
     July 2000; secured by equipment with a depreciated cost of
     $5,384                                                                  8,504              10,188


     Note payable - bank, payable in monthly installments of $199 including interest at the bank's base rate (8.75% at October
     31, 1995) plus 1-1/2%                                                                       2,690
                                                                        ----------          ----------

         Total                                                           1,769,943           1,803,603

Less current portion                                                       829,939             847,385
                                                                        ----------          ----------

Long-term debt                                                          $  940,004          $  956,218
                                                                        ==========          ==========

BUCK HILL FALLS COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The Company has a secured revolving line of credit with a bank for $1,000,000. Borrowings under this agreement bear interest at the prime rate (8.25% at October 31, 1996) plus 1-1/4%. Approximately 2,600 acres of land and land improvements located in Barrett Township, Monroe County, Pennsylvania are pledged as collateral, along with dues, assessments and fee revenues.

     The line of credit is available through May 31, 1997, although amounts borrowed are payable on demand. The ability to borrow under the line is contingent upon the Company maintaining a satisfactory financial position and subject to annual review, by the bank, of the Company's financial statements. If, in the opinion of the authorized lending officers of the bank, the Company's credit worthiness materially declines, the credit line will cease to be available for future draws and any existing balance will be required to be fully amortized over a reasonable term.

     The aggregate principal payments required on long-term debt at October 31, 1996 are as follows:


     YEARS ENDING OCTOBER 31:

      1997                                                          $   829,939
      1998                                                               41,815
      1999                                                               44,542
      2000                                                               36,276
      2001                                                               32,713
      Thereafter                                                        784,658
                                                                   ------------

                  Total                                              $1,769,943
                                                                     ==========

5.   ACCRUED EXPENSES AND OTHER
       CURRENT LIABILITIES

     Accrued expenses and other current liabilities are comprised of the following at October 31, 1996 and 1995:

                                           1996          1995

     Professional fees                   $ 40,632     $ 21,780
     Wages and employee withholdings       19,683       15,923
     Interest                              11,643        9,673
     Unearned revenue                       9,058       51,796
     Other taxes                            6,026        5,898
     Vacation pay                           4,802       11,406
     Real estate taxes                     66,879
                                         --------     --------
           Total                         $ 91,844     $183,355
                                         ========     ========

6.   SUBORDINATED DEBT

     The 6-1/4% subordinated notes are due July 1, 1998. The notes may be redeemed prior to maturity at the election of the Company upon at least 30 days written notice to the holders thereof, in whole or in multiples of $1,000. The redemption price is equal to the principal amount plus accrued interest to the date fixed for redemption. No premium is payable upon redemption.


7.   INCOME TAXES

     Significant components of the Company's deferred tax assets as of October 31, 1996 and 1995 are as follows:


                                                  1996           1995

     Deferred tax assets:
          Net operating loss carryforwards     $ 255,000      $ 219,600
          Reorganization cost                     42,000         42,300
          Allowance for bad debts                 30,500         24,700
          Unearned revenue                           900         13,800
          Depreciation                               400          2,900
          Accrued vacation                                          800
                                               ---------      ---------

                                                 328,800        304,100

                 Valuation allowance            (328,800)      (304,100)
                                               ---------      ---------

              Total                            $              $
                                               =========      =========

     The Company has established a valuation allowance for deferred tax assets. SFAS 109 requires that such a valuation allowance be recorded when it is more likely than not that the deferred tax assets will not be realized.

BUCK HILL FALLS COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The provision for income taxes is comprised of the following:

                                                                 1996        1995        1994
     Current:
        Federal                                                 $           $          $
        State                                                                            13,700
     Deferred federal, net of tax benefit of operating loss
        carryforward of approximately $51,800 and
        $34,800 in 1996 and 1995, respectively                                           21,600
                                                                -------     -------     -------
                                          Total                 $           $           $35,300
                                                                =======     =======     =======

      A reconciliation between the expected statutory income tax rate and the effective income tax rate on income before income taxes is summarized as follows:

                                      .........1996.......    .........1995........     .......1994........
                                       AMOUNT      PERCENT      AMOUNT      PERCENT     AMOUNT      PERCENT
     Provision (credit) at
         expected statutory rate      (27,500)       22.0%    $(19,500)       22.0%    $ 15,000       22.0%

     State income tax
        net  of federal income
        tax benefit                    (1,281)        1.0       (8,300)        9.3       11,800       17.3

     Change in valuation
        allowance                      27,500       (22.0)      26,100        29.4        7,500       10.9

     Other                              1,281        (1.0)       1,700        (1.9)       1,000        1.4
                                     --------      ------     --------      ------     --------     ------

     Effective income tax
        provision and rate           $                  %     $                  %     $ 35,300       51.6%
                                     ========      ======     ========      ======     ========     ======

     At October 31, 1996, the Company has approximately $828,500 and $933,000 of net operating losses available to carryforward for federal and state income tax purposes, respectively. The federal net operating loss carryforwards will expire between fiscal 2009 and 2011 and the state net operating loss carryforwards will expire between fiscal 1997 and 1999.


8.   COMMITMENTS

     The Company is offering up to 31,643 shares of its Common Stock to all holders of record on the date of the offering of Class A Stock, and who are not Qualified Owners, the opportunity to purchase at $20 a share up to that number additional shares of Common Stock which, in the judgment of the Company, would enable each such person who so desires to maintain his or her percentage interest in the Company.

BUCK HILL FALLS COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     At October 31, 1996, the Company was obligated under various noncancelable operating leases for golf carts and office equipment. The Company anticipates these leases will be replaced by other leases in the normal course of business. Minimum future rental obligations under noncancelable operating leases in effect at October 31, 1996 are as follows:


YEARS ENDING OCTOBER 31:

      1997                                           $  54,810
      1998                                              49,876
      1999                                              34,830
                                                     ---------
         Total minimum payments required              $139,516
                                                      ========

     Rentals charged to operations were $97,327, $124,151 and $85,230 in 1996, 1995 and 1994, respectively.


9.   SIGNIFICANT CONCENTRATIONS OF CREDIT RISK

     All cash and restricted cash is maintained in one bank and insured by the Federal Deposit Insurance Corporation up to $100,000.


10.  FINANCIAL INSTRUMENTS

     The carrying amounts of cash, accounts receivable, demand note payable and accounts payable approximate fair value as of October 31, 1996 because of the short maturity of these investments. The carrying value of restricted cash, customer deposits, long-term debt and notes are not materially different from the estimated fair value of these instruments.

                     BUCK HILL FALLS COMPANY AND SUBSIDIARY

                                   SCHEDULE V
                             PROPERTY AND EQUIPMENT
               FOR THE YEARS ENDED OCTOBER 31, 1996, 1995 AND 1994

                                 BALANCE AT                                           OTHER CHANGES -
                                  BEGINNING      ADDITIONS                             ADD (DEDUCT) -     BALANCE AT
                                   OF YEAR      AT COST (1)          RETIREMENT           DESCRIBE       END OF YEAR

  FOR THE YEAR ENDED
   OCTOBER 31, 1996

Land                           $   445,831                                                              $   445,831
Buildings                          941,913                                                                  941,913
Recreational facilities          1,384,356     $    58,022                                                1,442,378
Sewer and water facilities       1,340,588           4,213                                                1,344,801
Machinery and equipment            381,285          62,893                                                  444,178
Automotive equipment               163,069          36,499         $    (8,222)                             191,346
Furniture and fixtures              92,528           3,725                                                   96,253
                               -----------     -----------         -----------         -----------      -----------

                 TOTALS        $ 4,749,570     $   165,352         $    (8,222)                         $ 4,906,700
                               ===========     ===========         ===========         ===========      ===========

  FOR THE YEAR ENDED
   OCTOBER 31, 1995

Land                           $   446,330                         $      (500)                         $   445,831
Buildings                          932,136     $     9,777                                                  941,913
Recreational facilities          1,356,771          27,585                                                1,384,356
Sewer and water facilities         423,168          37,100                             $   880,320(2)     1,340,588
Machinery and equipment            407,605          25,600             (51,920)                             381,285
Automotive equipment               122,943          40,126                                                  163,069
Furniture and fixtures              92,528                                                                   92,528
Construction in progress           832,211          48,109                                (882,320)(2)
                               -----------     -----------         -----------         -----------      -----------

                 TOTALS        $ 4,613,692     $   188,297         $   (52,420)        $    (2,000)     $ 4,749,570
                               ===========     ===========         ===========         ===========      ===========

  FOR THE YEAR ENDED
   OCTOBER 31, 1994

Land                           $   446,330                                                              $   446,330
Buildings                          913,356     $    18,780                                                  932,136
Recreational facilities          1,253,568         103,203                                                1,356,771
Sewer and water facilities         407,854          15,314                                                  423,168
Machinery and equipment            397,080          10,525                                                  407,605
Automotive equipment               121,127          18,091         $   (16,275)                             122,943
Furniture and fixtures              79,042          13,486                                                   92,528
Construction in progress           322,980         509,231(1)                                               832,211
                               -----------     -----------         -----------         -----------      -----------

                 TOTALS        $ 3,941,337     $   688,630         $   (16,275)                         $ 4,613,692
                               ===========     ===========         ===========         ===========      ===========

(1)      Installation of water treatment system.
(2)      Reclassification.

                     BUCK HILL FALLS COMPANY AND SUBSIDIARY

                                   SCHEDULE VI
                           ACCUMULATED DEPRECIATION OF
                             PROPERTY AND EQUIPMENT
               FOR THE YEARS ENDED OCTOBER 31, 1996, 1995 AND 1994

                                                    BALANCE AT                                   OTHER CHANGES -
                                                     BEGINNING      ADDITIONS                     ADD (DEDUCT) -    BALANCE AT
                                                      OF YEAR       AT COST (1)   RETIREMENT        DESCRIBE        END OF YEAR

    FOR THE YEAR ENDED
      OCTOBER 31, 1996

Buildings                                           $  376,858     $   18,445                                      $  395,303
Recreational facilities                                790,711        108,020                                         898,731
Sewer and water facilities                             313,644         49,241                                         362,885
Machinery and equipment                                320,905         18,633                                         339,538
Automotive equipment                                   114,373         24,583     $   (4,310)                         134,646
Furniture and fixtures                                  76,688          6,166                                          82,854
                                                    ----------     ----------     ----------       -----------     ----------

                 TOTALS                             $1,993,179     $  225,088     $   (4,310)                      $2,213,957
                                                    ==========     ==========     ==========       ===========     ==========

    FOR THE YEAR ENDED
      OCTOBER 31, 1995

Buildings                                           $  358,388     $   18,470                                      $  376,858
Recreational facilities                                712,839         77,872                                         790,711
Sewer and water facilities                             266,929         46,715                                         313,644
Machinery and equipment                                352,683         20,142     $  (51,920)                         320,905
Automotive equipment                                    91,893         22,480                                         114,373
Furniture and fixtures                                  69,133          7,555                                          76,688
                                                    ----------     ----------     ----------       -----------     ----------

                 TOTALS                             $1,851,865     $  193,234     $  (51,920)                      $1,993,179
                                                    ==========     ==========     ==========       ===========     ==========

    FOR THE YEAR ENDED
       OCTOBER 31, 1994

Buildings                                           $  339,606     $   18,782                                      $  358,388
Recreational facilities                                644,028         68,811                                         712,839
Sewer and water facilities                             255,152         11,777                                         266,929
Machinery and equipment                                312,904         39,779                                         352,683
Automotive equipment                                    93,744         14,424        (16,275)                          91,893
Furniture and fixtures                                  61,928          7,205                                          69,133
                                                    ----------     ----------     ----------       -----------     ----------

                 TOTALS                             $1,707,362     $  160,778     $  (16,275)                      $1,851,865
                                                    ==========     ==========     ==========       ===========     ==========

                     BUCK HILL FALLS COMPANY AND SUBSIDIARY

                                  SCHEDULE VII
                        VALUATION AND QUALIFYING ACCOUNTS
                   YEARS ENDED OCTOBER 31, 1996, 1995 AND 1994

                                                                        ADDITIONS
                                               BALANCE AT       CHARGED TO       CHARGED TO         OTHER CHANGES -
                                               BEGINNING        COSTS AND        OTHER ACCOUNT -    ADD (DEDUCT) -      BALANCE AT
                                               OF YEAR          EXPENSES         DESCRIBE           DESCRIBE            END OF YEAR

1996          Allowance for doubtful accounts   $ 79,860          $ 20,585                                               $ 100,445
              Accumulated amortization,
              deferred costs                      11,060             4,740 (2)                                              15,800

1995          Allowance for doubtful accounts     35,000           150,631                          $ (105,771) (1)         79,860
              Accumulated amortization,
              deferred costs                       6,320             4,740 (2)                                              11,060

1994          Allowance for doubtful accounts     35,000            95,241                             (95,241) (1)         35,000
              Accumulated amortization,
              deferred costs                       1,580             4,740 (2)                                               6,320


(1)  Accounts written off.

(2) Amounts represent amortization of deferred costs incurred for issuance of the 6-1/4% subordinated notes.

                     BUCK HILL FALLS COMPANY AND SUBSIDIARY

                                   SCHEDULE IX
                              SHORT-TERM BORROWINGS
                   YEARS ENDED OCTOBER 31, 1996, 1995 AND 1994

                                                                  MAXIMUM              AVERAGE          WEIGHTED
                                                WEIGHTED          AMOUNT               AMOUNT           AVERAGE
CATEGORY OF                                     AVERAGE           OUTSTANDING          OUTSTANDING      INTEREST
AGGREGATE                BALANCE AT             INTEREST          DURING               DURING           RATE DURING
BORROWINGS               END OF YEAR            RATE              THE YEAR             THE YEAR         THE YEAR

Commercial paper:

     1996                   $ 11,300              5 %             $ 11,300            $ 11,300             5 %
     1995                     11,300              5                 11,300              11,300             5
     1994                     11,300              5                 11,300              11,300             5


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

                     BUCK HILL FALLS COMPANY AND SUBSIDIARY

                                   SCHEDULE X
                SUPPLEMENTARY STATEMENT OF OPERATIONS INFORMATION
                   YEARS ENDED OCTOBER 31, 1996, 1995 AND 1994

           ITEM                                                 CHARGED TO COSTS AND EXPENSES
                                                                1996         1995         1994

Maintenance and repairs                                       $173,295     $137,058     $116,301
                                                              ========     ========     ========

Depreciation  and  amortization of intangible  assets,
              pre-operating  costs and similar deferrals:
                    Depreciation                              $225,088     $193,234     $160,778
                    Deferred debt issuance costs                 4,740        4,740        4,740
                                                              --------     --------     --------

                                                              $229,828     $197,974     $165,518
                                                              ========     ========     ========

Taxes, other than payroll and income taxes:
              Real estate                                     $ 89,531     $ 83,120     $ 60,746
              Capital stock                                      9,746        8,647        4,226
                                                              --------     --------     --------

                                                              $ 99,277     $ 91,767     $ 64,972
                                                              ========     ========     ========


Royalties, amortization and advertising costs are not set forth inasmuch as such items do not exceed 1% of gross revenues as shown in the consolidated statement of operations.