Form 10-Q
period 1997-01-31
BUCK HILL FALLS CO /PA/
filed 1997-03-06
CIK 783283

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended         JANUARY 31, 1997

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to

Commission file number                        33-1406

                             BUCK HILL FALLS COMPANY
             (Exact name of registrant as specified in its charter)

          PENNSYLVANIA                                      24-0536840
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

                CRESCO ROAD, BUCK HILL FALLS, PENNSYLVANIA 18323
               (Address of principal executive offices)(Zip Code)

                                 (717) 595-7511
              (Registrant's telephone number, including area code)


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

         Yes     X       No

         As of January 31, 1997, the registrant had 73,537 shares of Common Stock and 22,760 shares of Common Stock Class A, no par value, issued and outstanding.

                                    FORM 10-Q

                             BUCK HILL FALLS COMPANY

                                      INDEX

                                                                          Page

Part I:  Financial Information

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheet -
         January 31, 1997 and October 31, 1996                              1

         Condensed Consolidated Statement of Operations -
         Three Months Ended January 31, 1997 and 1996                       2

         Condensed Consolidated Statement of Cash Flows -
         Three Months Ended January 31, 1997 and 1996                       3

         Notes to Condensed Consolidated Financial Statements               4

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                    5-7

Part II: Other Information                                                  8

         Signatures                                                         9

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                     BUCK HILL FALLS COMPANY AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                JANUARY 31,
                                                                   1997          OCTOBER 31,
                                                                (UNAUDITED)          1996*

                                     ASSETS
CURRENT ASSETS:
  Cash                                                            $136,534         $106,703
  Accounts receivable, net                                         312,491          253,278
  Prepaid expenses and other current assets                         31,258           43,416

  Total current assets                                             480,283          403,397

RESTRICTED CASH                                                     68,520           68,556

PROPERTY, PLANT AND EQUIPMENT, Net                               2,651,287        2,692,743

DEFERRED COSTS, Net                                                  4,700            7,883
                                                               -----------     ------------

          TOTAL                                                 $3,204,790       $3,172,579
                                                               ===========      ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Note payable, unsecured                                          $11,300          $11,300
  Current portion of long-term debt                                739,939          829,939
  Accounts payable, trade                                           63,804           47,942
  Accrued expenses and other                                       314,383           91,844

  Total current liabilities                                      1,129,426          981,025

CUSTOMER DEPOSITS                                                   68,520           68,556

LONG-TERM DEBT                                                     930,526          940,004

6-1/4% SUBORDINATED NOTES                                          140,000          140,000
                                                                   -------          -------

  Total liabilities                                              2,268,472        2,129,585
                                                                 ---------        ---------

STOCKHOLDERS' EQUITY:
  Common stock                                                   1,560,543        1,518,964
  Contributed capital                                              799,227          799,227
  Deficit                                                       (1,423,452)      (1,275,197)
                                                               -----------     ------------

      Total stockholders' equity                                   936,318        1,042,994
                                                                 ---------       ----------

TOTAL                                                           $3,204,790       $3,172,579
                                                               ===========       ==========

*Condensed from audited financial statements

            See notes to condensed consolidated financial statements.

                     BUCK HILL FALLS COMPANY AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                             THREE MONTHS ENDED
                                                 JANUARY 31,
                                           1997           1996

REVENUES                                 $323,914       $291,613

COST OF REVENUES                          355,154        323,956
                                         --------      ---------

GROSS LOSS FROM OPERATIONS                (31,240)       (32,343)

GENERAL AND ADMINISTRATIVE EXPENSES        81,461         62,615
                                        ---------     ----------

LOSS FROM OPERATIONS                     (112,701)       (94,958)
                                        ---------    -----------

OTHER INCOME (EXPENSE):
Miscellaneous                              13,949         22,969
Interest expense                          (49,503)       (49,325)
                                       ----------      ---------

Other expense, net                        (35,554)       (26,356)
                                       ----------     ----------

NET LOSS                                $(148,255)     $(121,314)
                                        =========     ==========

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                              80,093         73,537
                                     ============    ===========

NET LOSS PER COMMON SHARE                  ($1.85)        ($1.65)
                                     ============   ============


            See notes to condensed consolidated financial statements.

                     BUCK HILL FALLS COMPANY AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED
                                                               JANUARY 31,
                                                           1997           1996
CASH PROVIDED BY (USED IN):
    OPERATIONS:
      Net loss                                          ($148,255)     ($121,314)
      Adjustments for noncash charges:
        Depreciation and amortization                      55,209         30,385
      Changes in assets and liabilities                   194,530         83,488
                                                          -------         ------

          Net cash provided by (used in) operations       101,484         (7,441)
                                                          -------        -------

INVESTING:
      Purchase of property and equipment                  (13,753)       (34,648)
                                                         --------       --------

FINANCING:
      Proceeds from issuance of debt                      100,000        121,016
      Repayment of debt                                  (199,479)       (67,709)
      Proceeds from issuance of stock                      41,579
                                                         --------       --------

         Net cash (used in) provided by financing         (57,900)        53,307
                                                         --------         ------

INCREASE IN CASH                                           28,831         11,218

CASH, BEGINNING OF PERIOD                                 106,703         31,460
                                                          -------         ------

CASH, END OF PERIOD                                      $135,534        $42,678
                                                         ========        =======

CASH PAID FOR,
     Interest                                             $49,503        $49,325
                                                          =======        =======


            See notes to condensed consolidated financial statements.

                     BUCK HILL FALLS COMPANY AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

          These statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's annual report on Form 10-K for the year ended October 31, 1996.


NOTE 2:  CHANGES IN COMPONENTS OF COMMON STOCK CLASS A


                                                                                          STOCK
                                     COMMON STOCK                STOCK SUBSCRIBED     SUBSCRIPTION
                                 SHARES        AMOUNT          SHARES       AMOUNT      RECEIVABLE
Balance, October 31, 1996        18,620       $267,594          9,380      $182,700     $(182,700)
Common Stock Issued               4,140         41,579
Common Stock Subscribed                                        (4,140)      (75,000)       75,000
                                 ------       --------          -----      --------     ---------
Balance, January 31, 1997        22,760       $309,173          5,240      $107,700     $(107,700)
                                 ======       ========          =====      ========     =========

FORM 10-Q

BUCK HILL FALLS COMPANY AND SUBSIDIARY

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

          The Company's business, insofar as it relates to the provision of recreational facilities, is largely seasonal in nature. As a result, the Company's revenues and cost of revenues typically increase significantly in its third and fourth fiscal quarters.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
JANUARY 31, 1997
COMPARED TO THE THREE MONTHS ENDED
JANUARY 31, 1996

          Revenues increased $32,301 for the three months ended January 31, 1997, as compared to the same period in the prior fiscal year. The Company had an increase of $39,700 in its dues revenues as a result of an increase in dues from $2,300 to $2,800 in fiscal 1997. The increase was offset by a decrease in snow plowing revenues of approximately $1,800 as a result of less snowfall amounts in 1997, a decrease in golf revenues of $1,600 due to implementation of seasonal cart rental fees and a decrease in sewer revenues of approximately $4,000 due to some untimely billings in 1996.

          Cost of revenues increased $31,198 as compared to the same period in the previous fiscal year, primarily due to an increase in depreciation expense of approximately $26,000 due to 1996 property and equipment additions and an adjustment to the allocation of interim depreciation expense. In addition, there were increases in water maintenance costs of $5,700, water testing fees of $500, insurance of $500 and gasoline expenses of $700. These increases were offset by a decrease in snowplowing expense of $2,500.

          General and administrative costs increased $18,846 due primarily to an increase in professional fees of $8,400 and travel and lodging of $1,700 relating to the search for a new general manager. Other increases in general and administrative costs are due to higher salaries for administrative personnel of $2,700, increases in telephone expense of $1,350, real estate taxes of $1,000, office supplies of $1,500, bank charges of $750 and miscellaneous expense of $1,300 (primarily for Christmas gift certificates).

          Other income decreased $9,020 during 1997 due primarily to decreased finance charges.

LIQUIDITY AND CAPITAL RESOURCES

          At January 31,1997, the Company had a working capital deficiency of $649,143. Included in current liabilities is the entire $701,320 outstanding on the Company's $1,000,000 line of credit with a bank (described in the following paragraph), which is payable on demand. An additional $38,619 in scheduled principal payments on long-term debt are due within the next twelve months.

          On July 24, 1992, the Company entered into a loan agreement with a bank relating to a secured revolving line of credit in the amount of $1,000,000 (the "Revolving Credit Facility"). Amounts borrowed under the Revolving Credit Facility bear interest at the prime rate (8% at January 31,1997) plus 1-1/2%. Pursuant to the loan agreement, approximately 2,600 acres of land and land improvements located in Barrett Township, Monroe County, Pennsylvania, are pledged as collateral, along with dues, assessments and fee revenues. The Revolving Credit Facility is available through May 31, 1997, contingent upon the Company maintaining a satisfactory financial position and subject to annual review of the Company's financial statements by the bank. The loan agreement with the bank provides that if, in the opinion of the authorized lending officers of the bank, the Company's credit worthiness materially declines, the credit line will cease to be available for future draws, and any existing balance will be required to be fully amortized over a reasonable term.

          The Company has been required to make certain improvements in its water system. In May 1995, the Company entered into a $900,000 loan agreement with a bank to refinance the existing debt and to complete the improvements. Principal is payable in monthly installments of $8,985 over a 20-year amortization period. Interest is payable at the bank's base rate (8% at January 31,1997) plus 1-1/2%. The loan matures in May 2015 and is secured by a first mortgage on approximately 2,600 acres of land and land improvements located in Barrett Township, Monroe County, Pennsylvania and a collateral assignment of all revenue and assessments of the Company's water operations.

          The Company expects to meet its current liabilities (other than payment of the entire $701,320 under the Revolving Credit Facility, which, although not currently due, is classified as a current liability because of the Revolving Credit Facility's demand terms) through increased collections as a result of the seasonal increase in revenues which typically occurs during the Company's third and fourth quarters through the provision of recreational services. The Company does not anticipate that the bank will demand payment under the Revolving Credit Facility.

          Cash increased $29,831 for the three months ended January 31,1997. Cash provided by borrowings of $100,000 under the Company's revolving line of credit, net proceeds from the issuance of Common Stock Class A of $41,579 and operating activities of $101,484 was used for repayment of $190,000 on the Company's revolving line of credit, to make scheduled principal payments of $9,479 on long-term debt and capital expenditures of $13,753. Such capital expenditures included carpeting for $4,638 and the purchase of equipment for $9,115.

          At January 31, 1997, the Company had drawn $701,320 on its $1,000,000 line of credit, leaving $298,680 available.

          The Company incurred a loss of $148,255 for the three months ended January 31, 1997 and at January 31, 1997, the Company has a cumulative deficit of $1,423,452 and a working capital deficiency of $649,143. Although the Company's line of credit is available through May 31, 1997, the ability to borrow under the line is contingent upon certain factors. As a result, continuation of the Company in its present form is dependent upon the successful maintenance of its debt terms, its ability to obtain additional financing if needed and the eventual achievement of sustained profitable operations.

          Management believes that revisions in the Company's operating requirements, including an increase in dues from $2,300 to $2,800 provides the opportunity for the Company to continue as a going concern. However, there is no assurance that management's actions will be successful or, if they are not successful, that the Company would be able to continue as a going concern.

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

                                    SIGNATURE


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       BUCK HILL FALLS COMPANY
                                              (Registrant)


Date:  March 4, 1997                    By:  /s/  David B. Ottaway
                                          David B. Ottaway
                                          Chairman and President




Date:  March 4, 1997                    By:  /s/  Anthony C. Bowe
                                          Anthony C. Bowe, Vice-President,
                                          Treasurer and Chief Financial Officer
                                          (Principal Financial and Accounting
                                               Officer)