Form 10-Q
period 1997-04-30
BUCK HILL FALLS CO /PA/
filed 1997-06-13
CIK 783283

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended             APRIL 30, 1997
                                        ------------------------------------

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from  _________________ to _________________


Commission file number       33-1406

                             BUCK HILL FALLS COMPANY
             (Exact name of registrant as specified in its charter)

         PENNSYLVANIA                                 24-0536840
  (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                   Identification No.)

                   CRESCO ROAD, BUCK HILL FALLS, PENNSYLVANIA
                    (Address of principal executive offices)
                                     18323
                                   (Zip Code)

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

Yes   [X]       No [  ]

     As of April 30, 1997, the registrant had 79,811 shares of Common Stock, no par value, and 22,760 shares of Common Stock Class A, no par value, issued and outstanding.

                                    FORM 10-Q

                             BUCK HILL FALLS COMPANY

                                      INDEX

                                                                            Page

Part I:        Financial Information

Item 1.        Financial Statements

               Condensed Consolidated Balance Sheet -
               April 30, 1997 and October 31, 1996                            1

               Condensed Consolidated Statement of Operations -
               Six Months and Three Months Ended April 30, 1997
               and 1996                                                       2

               Condensed Consolidated Statement of Cash Flows -
               Six Months Ended April 30, 1997 and 1996                       3

               Notes to Condensed Consolidated
               Financial Statements                                           4

Item 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations                5-8

Part II:       Other Information                                              9

               Signatures                                                    10

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                     BUCK HILL FALLS COMPANY AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                   APRIL 30, 1997         OCTOBER 31
                                                                     (UNAUDITED)             1996*
                                     ASSETS
CURRENT ASSETS:
     Cash                                                           $    94,457           $   106,703
     Accounts receivable, net                                           283,625               253,278
     Prepaid expenses and other current assets                            8,904                43,416
                                                                    -----------           -----------

          Total current assets                                          386,986               403,397

RESTRICTED CASH                                                          79,966                68,556

PROPERTY, PLANT AND EQUIPMENT, Net                                    2,613,329             2,692,743

DEFERRED COSTS, Net                                                       4,769                 7,883
                                                                    -----------           -----------

               TOTAL                                                $ 3,085,050           $ 3,172,579
                                                                    ===========           ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Note payable, unsecured                                        $    11,300           $    11,300
     Current portion of long-term debt                                  612,596               829,939
     Accounts payable, trade                                             30,215                47,941
     Accrued expenses and other                                          73,170                91,844
     Deferred revenue                                                   202,283                    --
                                                                    -----------           -----------

          Total current liabilities                                     929,564               981,024

CUSTOMER DEPOSITS                                                        79,966                68,556

LONG-TERM DEBT                                                          923,741               940,005

6-1/4% SUBORDINATED NOTES                                               140,000               140,000
                                                                    -----------           -----------

          Total liabilities                                           2,073,271             2,129,585
                                                                    -----------           -----------

STOCKHOLDERS' EQUITY:
     Common stock                                                     1,697,969             1,518,964
     Contributed capital                                                799,227               799,227
     Deficit                                                         (1,485,417)           (1,275,197)
                                                                    -----------           -----------

          Total stockholders' equity                                  1,011,779             1,042,994
                                                                    -----------           -----------

               TOTAL                                                $ 3,085,050           $ 3,172,579
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

                     BUCK HILL FALLS COMPANY AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                SIX MONTHS ENDED            THREE MONTHS ENDED
                                        ...........APRIL 30......................APRIL 30...........
                                             1997           1996           1997           1996

REVENUES                                  $ 665,417      $ 631,603      $ 341,503      $ 339,990

COST OF REVENUES                            672,877        679,610        317,723        355,654
                                          ---------      ---------      ---------      ---------

GROSS (LOSS) PROFIT FROM
     OPERATIONS                              (7,460)       (48,007)        23,780        (15,664)

GENERAL AND ADMINISTRATIVE
     EXPENSES                               183,763        164,116        102,302        101,501
                                          ---------      ---------      ---------      ---------

LOSS FROM OPERATIONS                       (191,223)      (212,123)       (78,522)      (117,165)
                                          ---------      ---------      ---------      ---------

OTHER INCOME (EXPENSE):
     Miscellaneous income                    63,008         39,367         49,059         16,398
     Interest expense                       (82,004)       (88,092)       (32,501)       (38,767)
                                          ---------      ---------      ---------      ---------

          Other income (expense), net       (18,996)       (48,725)        16,558        (22,369)
                                          ---------      ---------      ---------      ---------

NET LOSS                                  $(210,219)     $(260,848)     $ (61,964)     $(139,534)
                                          =========      =========      =========      =========

WEIGHTED AVERAGE NUMBER
     OF SHARES OUTSTANDING                   86,674         73,537         86,674         73,537

NET LOSS PER COMMON
     SHARE                                $   (2.43)     $   (3.55)     $   (0.71)     $   (1.90)
                                          =========      =========      =========      =========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                     BUCK HILL FALLS COMPANY AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                  SIX MONTHS ENDED
                                                           ............APRIL 30...........
                                                               1997                1996
CASH PROVIDED BY (USED IN):
     OPERATING ACTIVITIES:
          Net loss                                          $(210,219)          $(260,848)
          Adjustments for noncash charges:
               Depreciation and amortization                  109,360             107,011
               Gain on sale of land                           (53,669)                 --
          Changes in assets and liabilities                   173,161             141,333
                                                            ---------           ---------

                    Net cash provided by (used in)
                      operating activities                     18,633             (12,504)
                                                            ---------           ---------

INVESTING ACTIVITIES:
     Purchase of property and equipment                       (30,156)            (50,007)
     Proceeds from sale of land                                53,879                  --
                                                            ---------           ---------

                    Net cash provided by (used in)
                      investing activities                     23,723             (50,007)
                                                            ---------           ---------

FINANCING ACTIVITIES:
     Proceeds from issuance of debt                           175,000             171,014
     Repayment of debt                                       (408,607)            (75,811)
     Proceeds from issuance of stock                          179,005                  --
                                                            ---------           ---------

                    Net cash (used in) provided by
                      financing activities                    (54,602)             95,203
                                                            ---------           ---------

(DECREASE) INCREASE IN CASH                                   (12,246)             32,692

CASH, BEGINNING OF PERIOD                                     106,703              31,460
                                                            ---------           ---------

CASH, END OF PERIOD                                         $  94,457           $  64,152
                                                            =========           =========

CASH PAYMENTS FOR:
     Interest                                               $  79,912           $  92,467
                                                            =========           =========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                     BUCK HILL FALLS COMPANY AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
--------------------------------------------------------------------------------

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


NOTE 2:   CHANGES IN COMPONENTS OF COMMON STOCK AND COMMON STOCK CLASS A

                                                          ....COMMON STOCK....                                   STOCK
                                 ...COMMON STOCK...       ........CLASS A.....        STOCK SUBSCRIBED        SUBSCRIPTION
                                 SHARES      AMOUNT       SHARES        AMOUNT       SHARES       AMOUNT       RECEIVABLE

Balance,  October 31, 1996       73,537     $1,251,370     18,620      $267,594       9,380      $182,700      $(182,700)
Common Stock issued               6,274        125,120      4,140        41,579
Common Stock subscribed                                                              (4,140)      (75,000)        75,000
                                 ------     ----------     ------      --------       -----      --------      ---------
Balance, April 30, 1997          79,811     $1,376,490     22,760      $309,173       5,240      $107,700      $(107,700)
                                 ======     ==========     ======      ========       =====      ========      =========

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

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED
APRIL 30, 1997
COMPARED TO THE SIX MONTHS ENDED
APRIL 30, 1996

          Revenues increased $33,814 for the six months ended April 30, 1997, as compared to the same period in the prior fiscal year. Dues revenues increased $79,500 as a result of an increase in dues from $2,300 to $2,800 in fiscal 1997. The increase was offset by a decrease in snow plowing revenues of approximately $13,000 as a result of less snowfall amounts in 1997 and a decrease in golf revenues of $3,800 due to the golf course being open fewer days in 1997. Golf membership fees were not recognized in April 1997 resulting in a decrease in revenues of $25,400.

          Cost of revenues decreased $6,733 as compared to the same period in the previous fiscal year, due primarily to a decrease in snowplowing expense of $10,600 and a decrease in road and path repairs of approximately $4,000 due to better weather conditions during 1997. The decrease was offset by an increase in security costs of $3,000, an increase in depreciation expense of $2,350 and increases in water maintenance costs of $1,000. There was also an increase in lawn bowling supplies and maintenance costs of approximately $1,500 due to preparations for the national competition to be held at Buck Hill Falls.

          General and administrative costs increased $19,647 due primarily to an increase in professional fees of $11,200 and travel and lodging of $2,800 related to the search for a new general manager. Other increases in general and administrative costs are due to higher salaries for administrative personnel of $3,600 and an increase in office supplies and postage of approximately $2,000.

          Miscellaneous income increased $23,655 during 1997 due primarily to the sale of land for $53,700. This increase was offset by a decrease in interest income of approximately $20,100 due to a reduction in the finance charge rate and management's improved efforts to collect accounts receivable on a timely basis. Miscellaneous income also decreased $9,850 in 1997 due to an insurance settlement being received during 1996.

          Interest expense decreased $6,088 due primarily to management `s efforts to reduce outstanding debt.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
APRIL 30, 1997
COMPARED TO THE THREE MONTHS ENDED
APRIL 30, 1996

          Revenues increased by $1,513 during the three months ended April 30, 1997. As stated above the increase in dues resulted in increased revenues of $39,750 which was offset by the decrease in snowplowing revenues and the decrease in golf membership revenues recognized during 1997.

          Cost of revenues decreased $37,900 due primarily to the change in interim allocation of depreciation expense. During 1996, less depreciation was recognized during the first quarter and more in later quarters. Beginning in 1997, depreciation is recognized on a pro rata basis throughout the year.

          Miscellaneous income increased approximately 200% primarily due to the sale of land as stated above.

          Interest expense decreased 16% due primarily to a reduction in outstanding debt.

LIQUIDITY AND CAPITAL RESOURCES

          At April 30, 1997, the Company had a working capital deficiency of $542,578. Included in current liabilities is the entire $577,640 outstanding on the Company's $1,000,000 line of credit with a bank (described in the following paragraph), which is payable on demand. An additional $34,956 in scheduled principal payments on long-term debt are due within the next twelve months.

          On July 24, 1992, the Company entered into a loan agreement with a bank relating to a secured revolving line of credit in the amount of $1,000,000 (the "Revolving Credit Facility"). Amounts borrowed under the Revolving Credit Facility bear interest at the prime rate (8% at April 30, 1997) plus 1-1/2%. Pursuant to the loan agreement, approximately 2,600 acres of land and land improvements located in Barrett Township, Monroe County, Pennsylvania, are pledged as collateral, along with dues, assessments and fee revenues. The Revolving Credit Facility was available through May 31, 1997 and was subsequently extended until May 31, 1998, and is contingent upon the Company maintaining a satisfactory financial position and subject to annual review of the Company's financial statements by the bank. The loan agreement with the bank provides that if, in the opinion of the authorized lending officers of the bank, the Company's credit worthiness materially declines, the credit line will cease to be available for future draws, and any existing balance will be required to be fully amortized over a reasonable term.

          The Company has been required to make certain improvements in its water system. In May 1995, the Company entered into a $900,000 loan agreement with a bank to refinance the existing debt and to complete the improvements. Principal is payable in monthly installments of $8,985 over a 20-year amortization period. Interest is payable at the bank's base rate (8% at April 30, 1997) plus 1-1/2%. The loan matures in May 2015 and is secured by a first mortgage on approximately 2,600 acres of land and land improvements located in Barrett Township, Monroe County, Pennsylvania and a collateral assignment of all revenues and assessments of the Company's water operations.

          The Company expects to meet its current liabilities (other than payment of the entire $577,640 under the Revolving Credit Facility, which, although not currently due, is classified as a current liability because of the Revolving Credit Facility's demand terms) through increased collections as a result of the seasonal increase in revenues which typically occurs during the Company's third and fourth quarters through the provision of recreational services. The Company does not anticipate that the bank will demand payment under the Revolving Credit Facility.

          Cash decreased $12,246 for the six months ended April 30, 1997. Cash provided by borrowings of $175,000 under the Company's revolving line of credit, net proceeds from the issuance of Common Stock Class A and common stock of $179,005, proceeds from the sale of land of $53,879 and operating activities of $18,633 was used for repayment of $388,680 on the Company's revolving line of credit, to make scheduled principal payments of $19,927 on long-term debt and capital expenditures of $30,156. Such capital expenditures included carpeting for $4,831, computer equipment for $3,000, pulse meters for $3,708 and the purchase of equipment for $18,517.

          At April 31, 1997, the Company had drawn $577,640 on its $1,000,000 line of credit, leaving $422,360 available.

          The Company incurred a loss of $210,219 for the six months ended April 30, 1997 and at April 30, 1997, the Company has a cumulative deficit of $1,485,417 and a working capital deficiency of $542,578. Although the Company's line of credit is available through May 28, 1998, the ability to borrow under the line is contingent upon certain factors. As a result, continuation of the Company in its present form is dependent upon the successful maintenance of its debt terms, its ability to obtain additional financing if needed and the eventual achievement of sustained profitable operations.

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

                                            BUCK HILL FALLS COMPANY
                                                  (Registrant)


Date:  June 12, 1997               By:/s/ David B. Ottaway
                                      David B. Ottaway
                                      Chairman and President


Date:  June 13, 1997               By:/s/ Anthony C. Bowe
                                      Anthony C. Bowe, Vice-President,
                                      Treasurer and Chief Financial Officer
                                      (Principal Financial and Accounting
                                      Officer)