Form 10-Q
period 1997-07-31
BUCK HILL FALLS CO /PA/
filed 1997-09-05
CIK 783283

FORM 10-Q


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         JULY 31, 1997

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

Yes   ___X___      No ______

     As of July 31, 1997, the registrant had 79,811 shares of Common Stock, no par value and 23,320 shares of Class A Common Stock, no par value, issued and outstanding.

                                    FORM 10-Q

                             BUCK HILL FALLS COMPANY

                                      INDEX

                                                                            Page

Part I:  Financial Information

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheet -
         July 31, 1997 and October 31, 1996                                  1

         Condensed Consolidated Statement of Operations -
         Nine Months and Three Months Ended July 31, 1997
         and 1996                                                            2

         Condensed Consolidated Statement of Cash Flows -
         Nine Months Ended July 31, 1997 and 1996                            3

         Notes to Condensed Consolidated Financial Statements                4

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                     5-8

Part II: Other Information                                                   9

         Signatures                                                         10

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                     BUCK HILL FALLS COMPANY AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEET


                                                                     JULY 31,
                                                                       1997            OCTOBER 31,
                                                                   (UNAUDITED)            1996*
                                     ASSETS

CURRENT ASSETS:
     Cash                                                         $   182,804         $   106,703
     Accounts receivable, net                                         486,039             253,278
     Prepaid expenses and other
       current assets                                                  21,176              43,416
                                                                  -----------         -----------

          Total current assets                                        690,019             403,397

RESTRICTED CASH                                                        76,146              68,556

PROPERTY, PLANT AND EQUIPMENT, Net                                  2,618,117           2,692,743

DEFERRED COSTS, Net                                                     4,328               7,883
                                                                  -----------         -----------

               TOTAL                                              $ 3,388,610         $ 3,172,579
                                                                  ===========         ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Note payable, unsecured                                      $        --         $    11,300
     Current portion of long-term debt                                366,309             829,939
     Accounts payable, trade                                           58,977              47,941
     Deferred revenue                                                 466,632                  --
     Accrued expenses and other                                       125,173              91,844
                                                                  -----------         -----------

          Total current liabilities                                 1,017,091             981,024

CUSTOMER DEPOSITS                                                      76,146              68,556

LONG-TERM DEBT                                                        922,280             940,005

6-1/4% SUBORDINATED NOTES                                             140,000             140,000
                                                                  -----------         -----------

               Total liabilities                                    2,155,517           2,129,585
                                                                  -----------         -----------

STOCKHOLDERS' EQUITY:
     Common stock                                                   1,709,170           1,518,964
     Contributed capital                                              799,227             799,227
     Deficit                                                       (1,275,304)         (1,275,197)
                                                                  -----------         -----------

               Total stockholders' equity                           1,233,093           1,042,994
                                                                  -----------         -----------

                         TOTAL                                    $ 3,388,610         $ 3,172,579
                                                                  ===========         ===========

* Condensed from audited financial statements

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                     BUCK HILL FALLS COMPANY AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                NINE MONTHS ENDED                        THREE MONTHS ENDED
                                          ............JULY 31............        .............JULY 31.............
                                              1997                1996                1997                1996

REVENUES                                  $ 1,479,933         $ 1,418,638         $   814,516         $   786,465

COST OF REVENUES                            1,249,260           1,290,619             576,383             610,957
                                          -----------         -----------         -----------         -----------

GROSS PROFIT FROM
  OPERATIONS                                  230,673             128,019             238,133             175,508

GENERAL AND ADMINISTRATIVE
  EXPENSES                                    217,936             251,576              34,173              86,888
                                          -----------         -----------         -----------         -----------

INCOME (LOSS) FROM
  OPERATIONS                                   12,737            (123,557)            203,960              88,620
                                          -----------         -----------         -----------         -----------

OTHER INCOME (EXPENSE):
   Miscellaneous income                       106,602              71,840              43,594              32,474
   Interest expense                          (119,446)           (138,079)            (37,442)            (49,987)
                                          -----------         -----------         -----------         -----------

       Other income (expense), net            (12,844)            (66,239)              6,152             (17,513)
                                          -----------         -----------         -----------         -----------

NET INCOME (LOSS)                         $      (107)        $  (189,796)        $   210,112         $    71,107
                                          ===========         ===========         ===========         ===========

WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING                        98,931              73,537              98,931              73,537
                                          ===========         ===========         ===========         ===========

NET INCOME (LOSS) PER
  COMMON SHARE                            $        --         $     (2.58)               2.12                 .97
                                          ===========         ===========         ===========         ===========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                     BUCK HILL FALLS COMPANY AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                NINE MONTHS ENDED
                                                        ............JULY 31............
                                                            1997               1996
CASH PROVIDED BY OPERATING
  ACTIVITIES:
     Net loss                                            $    (107)        $(189,795)
     Adjustments for noncash charges:
       Depreciation and amortization                       167,858           164,601
       Gain on sale of property and equipment              (53,669)               --
     Changes in assets and liabilities                     304,031           229,182
                                                         ---------         ---------

          Net cash provided by operating
            activities                                     418,113           203,988
                                                         ---------         ---------

INVESTING ACTIVITIES:
     Purchase of property and equipment                    (93,443)          (80,293)
     Proceeds from sale of property and equipment           53,880                --
                                                         ---------         ---------

          Net cash used in investing activities            (39,563)          (80,293)
                                                         ---------         ---------

FINANCING ACTIVITIES:
     Proceeds from issuance of debt                        205,042           225,012
     Repayment of debt                                    (697,697)         (305,455)
     Proceeds from issuance of stock                       190,206                --
                                                         ---------         ---------

          Net cash used in financing activities           (302,449)          (80,443)
                                                         ---------         ---------

INCREASE IN CASH                                            76,101            43,252

CASH, BEGINNING OF PERIOD                                  106,703            31,824
                                                         ---------         ---------

CASH, END OF PERIOD                                      $ 182,804         $  75,076
                                                         =========         =========

CASH PAID FOR,
     Interest                                            $ 119,446         $ 138,079
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


NOTE 2:   CHANGES IN COMPONENTS OF COMMON STOCK CLASS A

                                          ...COMMON STOCK...                                        STOCK
                                                CLASS A                ...STOCK SUBSCRIBED...   SUBSCRIPTION
                                        SHARES          AMOUNT         SHARES        AMOUNT      RECEIVABLE

Balance, October 31, 1996                18,620        $267,594         9,380      $182,700      $(182,700)
Common Stock Issued                       4,700          52,779
Common Stock Subscribed                                                (4,700)      (86,200)        86,200
                                        -------       ---------       -------      --------      ---------

Balance, July 31, 1997                   23,320        $320,373         4,680      $ 96,500      $ (96,500)
                                        =======       =========       =======      ========      =========

FORM 10-Q

BUCK HILL FALLS COMPANY AND SUBSIDIARY

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company's business, insofar as it relates to the provision of recreational facilities, is largely seasonal in nature. As a result, the Company's revenues and cost of revenues typically increase significantly in its third and fourth fiscal quarters.


RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED
JULY 31, 1997
COMPARED TO THE NINE MONTHS ENDED
JULY 31, 1996

     Revenues increased $61,295 for the nine months ended July 31, 1997, as compared to the same period in the prior year. The Company had an increase of $109,570 in its dues revenues as a result of an increase in dues from $2,300 to $2,800 in fiscal 1997. The increase was offset by a decrease in snowplowing revenues of approximately $13,000 as a result of less snowfall in 1997 and a decrease in golf revenues of approximately $35,000. The decrease in golf revenues for the third quarter is due mainly to the change in deferral period from April through September to May through October to reflect usage.

     Cost of revenues decreased $41,359 as compared to the same period in the previous fiscal year. Insurance costs decreased $12,700 and repair costs decreased $12,500 due to management's efforts to control costs by renegotiating contracts and competitive bidding. Snow plowing costs decreased $10,600 and road and path maintenance decreased $13,300 as a result of better weather conditions during 1997. Also decreasing during 1997, were telephone expense by $2,700 and gasoline expense by $1,900. These decreases were offset by increases to security expense of $4,000 and trash removal expense of $8,600.

     General and administrative costs decreased $33,640 in the first nine months of 1997 as compared to the same period in 1996. This decrease is primarily a result of a decrease in professional fees of approximately $16,700. Supplies, postage, telephone and data processing fees decreased approximately $10,900 due to efforts by management to control costs. Payroll taxes decreased $5,200 and automobile expense decreased approximately $700 for the nine months ended July 1997.

     Other income increased $51,007. During 1997, there was a gain on sale of land of $53,700 and an increase in miscellaneous income of approximately $10,500. Increases were offset by a decrease in interest income of $13,200 due primarily to management's improved efforts to collect payments on a timely basis.

     Interest expense decreased $18,633 due to a reduction in debt.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
JULY 31, 1997
COMPARED TO THE THREE MONTHS ENDED
JULY 31, 1996


     Revenues increased 3% during the three months ended July 31,1997. As explained above, the increase in dues resulted in increased revenue of $39,750 which was offset by the decrease in golf revenues during 1997.

     Cost of revenues decreased 6% due primarily to management's efforts to control costs as explained above.

     General and administrative expenses decreased 60% for the three months ended July 31,1997 primarily due to a reduction in professional fees.

     Other income increased 34% for the three months ended July 31, 1997 due primarily to the Fairway Grille.

     Interest expense decreased $12,545 as compared to the same period in 1996. This was due to a decrease in the overall debt of the Company.

LIQUIDITY AND CAPITAL RESOURCES

     At July 31,1997, the Company had a working capital deficiency of $327,072. Included in current liabilities is the entire $314,940 outstanding on the Company's $1,000,000 line of credit with a bank (described in the following paragraph), which is payable on demand. An additional $34,955 in scheduled principal payments on long -term debt are due within the next twelve months.

     On July 24, 1992, the Company entered into a loan agreement with a bank relating to a secured revolving line of credit in the amount of $1,000,000 ( the "Revolving Credit Facility"). The loan agreement which was due to expire in May 1997 was renewed on May 7, 1997. Amounts borrowed under the Revolving Credit Facility bear interest at the prime rate (8.25% at July 31,1997) plus 1-1/2%. Pursuant to the loan agreement, approximately 2,600 acres of land and land improvements located in Barrett Township, Monroe County, Pennsylvania, are pledged as collateral, along with dues, assessments and fee revenues. The Revolving Credit Facility is available through May 24, 1998, contingent upon the Company maintaining a satisfactory financial position and subject to annual review of the Company's financial statements by the bank. The loan agreement with the bank provides that if, in the opinion of the authorized lending officers of the bank, the Company's credit worthiness materially declines, the credit line will cease to be available for future draws, and any existing balance will be required to be fully amortized over a reasonable term.

     The Company was required to make certain improvements in its water system. In May 1995, the Company entered into a $900,000 loan agreement with a bank to refinance the existing debt and to complete the improvements. Principal is payable in monthly installments of $8,985 over a 20-year amortization period. Interest is payable at the bank's base rate (8.25% at July 31, 1997) plus 1-1/2%. The loan matures in May 2015 and is secured by a first mortgage on approximately 2,200 acres of land and land improvements located in Barrett Township, Monroe County, Pennsylvania and a collateral assignment of all revenues and assessments of the Company's water operations.

     The Company expects to meet its current liabilities (other than payment of the entire $314,940 under the Revolving Credit Facility, which, although not currently due, is classified as a current liability because of the Revolving Credit Facility's demand terms) through increased collections as a result of the seasonal increase in revenues which typically occurs during the Company's third and fourth quarters through the provision of recreational services. The Company does not anticipate that the bank will demand payment under the Revolving Credit Facility.

     Cash increased $76,101 for the nine months ended July 31,1997. Cash provided by borrowings of $175,000 under the Company's revolving line of credit, $30,042 in additional long- term debt, net proceeds from the issuance of Common Stock Class A of $190,206, proceeds from the sale of land of $53,880 and operating activities of $418,113 were used to make scheduled principal payments of $697,696 on long-term debt and capital expenditures of $93,443. Such capital expenditures included a fairway mower for $34,842, electrical service replacement for $10,200, carpeting for $6,970, computer equipment for $4,490, appliances for $8,000, pulse meters for $3,707, and purchase of equipment for $25,234.

     At July 31, 1997, the Company had drawn $314,940 on its $1,000,000 line of credit, leaving $685,060 available.

     The Company incurred a net loss of $107 for the nine months ended July 31,1997 and at July 31,1997, the Company has a cumulative deficit of $1,275,304 and a working capital deficiency of $327,072. Although the Company's line of credit is available through May 31, 1998, the ability to borrow under the line is contingent upon certain factors. As a result, continuation of the Company in its present form is dependent upon the successful maintenance of its debt terms, its ability to obtain additional financing if needed and the eventual achievement of sustained profitable operations.

     Management believes that revisions in the Company's operating requirements, including an increase in dues from $2,300 to $2,800, provide the opportunity for the Company to continue as a going concern. However, there is no assurance that management's actions will be successful or, if they are not successful, that the Company would be able to continue as a going concern.

                           PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities

          None

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          1. The Annual Meeting of the shareholders of the Company was held on July 20, 1997. At the meeting the following persons were elected as directors of the Company, each receiving the number of votes indicated next to his or her name::

                        David C. Toomey, Esq.              20,073
                        Grace Godshalk                     17,535
                        Clifford Press                     19,475

                    The following additional persons continued as directors of the Company after the meeting:

                        Anthony C. Bowe
                        James T. Sygenda
                        David B. Ottaway
                        Richard C. Unger, Jr.
                        Frank J. Dracos, M.D.
                        George J. Byron

Item 5.   Other Information

          At its organizational meeting on July 26, 1996, the Board of Directors reelected David B. Ottaway as Chairman of the Board of the Company and Anthony C. Bowe as Vice-President and Chief Financial Officer. Richard
          C. Unger Jr. was elected President and David C. Toomey was elected secretary.

Item 6.   Exhibits and Reports on Form 8-K

          None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         BUCK HILL FALLS COMPANY
                                               (Registrant)


Date: September 4, 1997                  By: /s/ David B. Ottaway
                                             David B. Ottaway, Chairman


Date: September 4, 1997                  By: /s/ Anthony C. Bowe
                                             Anthony C. Bowe
                                             Vice President (Principal Financial
                                             and Accounting Officer)