Form 10-K405
period 1997-10-31
BUCK HILL FALLS CO /PA/
filed 1998-01-29
CIK 783283

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended October 31, 1997.

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from _________ to _________.

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months; and (2) has been subject to the filing requirements for the past 90 days. YES X NO

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

   Aggregate market value of voting stock held by non-affiliates of the Registrant as of January 26, 1998: $1,908,714.*

   Number of Shares of Common Stock and Class A Common Stock, outstanding on January 26, 1998: 104,211.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None.

____________________
* Calculated by excluding all shares held by executive officers, directors and five percent shareholders of the registrant without conceding that all such persons are "affiliates" of registrant for purposes of the Federal securities laws. Computation of market value is based on the closing bid quotation of Common Stock on January 26, 1998.

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

        The recreational facilities owned and operated by the Company are as follows:

        Golf. The Company owns and operates a 27 hole golf course facility which also includes a clubhouse and restaurant. The restaurant has a capacity for 65 persons and can seat an additional 20 persons at an adjoining patio.

        Tennis. The Company's tennis facilities consist of 10 clay tennis courts, a tennis clubhouse and a small dining room that can accommodate 20 persons.

        Swimming. The Company owns and operates an olympic-sized outdoor swimming pool along with a small bath house and dressing rooms.

        Bowling Greens. The Company owns and operates two championship lawn bowling greens.

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

Water and Sewage Operations

        Through its wholly owned subsidiary, Buck Hill Water Company ("BHW"), the Company supplies water to residential customers. As of December 31, 1997, the Company had 290 residential customers and one commercial customer (the post office), including all owners of residences in Buck Hill Falls that do not use well water and some residences outside the community. The operations of BHW are subject to regulation by the Pennsylvania Department of Environmental Protection (the "DEP") and the Pennsylvania Public Utility Commission (the "PUC"). See "Government Regulations."

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

        In the fiscal year ended October 31, 1993, BHW sought and obtained PUC approval to raise the rates charged for water services by 121%. During the same period, the Company raised the rates charged for sewer services by 100%. On January 18, 1995, BHW filed an application with the PUC to increase its rates for water service effective March 20, 1995, partially to offset the costs associated with construction of the water filtration facility. The Company sought approval of rates that would produce $114,828 in additional annual revenue, but, effective July 20, 1995, was granted rates that are expected to produce additional annual revenues of $82,000. During 1997, BHW completed the installation of water meters for all customers pursuant to PUC requirements. A study of actual consumption based on water meter readings was undertaken for all of 1997. The data is currently being compiled. BHW intends to use the data to file for a rate change in 1998 based on actual consumption rather than flat rate billing.

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

The utilization by the Company of certain of the dues and assessments has been contested by certain residents and by the Lot and Cottage Owners Association of Buck Hill Falls, Inc. (the "Association"), a non-profit organization whose members consist of most owners, other than the Company, of homes or lots in Buck Hill Falls. The Association has also expressed opposition to increases in such charges that the Company believed were necessary to provide for operation of Company facilities in the community and to meet certain other of the Company's obligations. The Company set dues for the fiscal year ended October 31, 1995 at $2,400 per resident. In July 1995, the Association and certain individual property owners brought suit against the Company and certain of its officers and directors challenging the right of the Company to make assessments and dues charges and seeking to enjoin certain collection actions instituted by the Company to collect unpaid dues. On June 8, 1996, an agreement was signed by the Association and the Company recognizing the obligation of residents to pay dues to the Company for services rendered for their benefit and giving the Association a role in setting the amount. Under the Agreement a joint committee was established, consisting of two members nominated by the Chairman of the Company, two members nominated by the President of the Association, and a fifth member chosen by mutual agreement of the Company Chairman and the Association President. The committee is to make recommendations to the Company's Board of Directors as to the level of dues to be assessed. As a result of this process, dues were increased to $2,800 for fiscal 1997 and to $2950 for fiscal 1998. The Agreement provides that special assessments to repay debt, acquire property for development purposes, purchase Company Stock and develop land will only be considered if the Company grants property owners an option to purchase Common Stock, or a new class of stock, in consideration for payment of the special assessment. Both sides agreed to dismiss their litigation.

        Owners of properties in The Cottages at Buck Hill Falls ("The Cottages"), a separate residential complex in Buck Hill Falls, have paid an additional fee of $100 - $125 per month, depending on the type of residence, a portion of which is placed in a restricted reserve fund for long range capital improvements for these properties, and the remainder of which is used for exterior maintenance of such residences. These fees were increased to $126 - $157 per month in November 1997. Exterior maintenance services are not provided to other residents of Buck Hill Falls.

        Until November 1997, purchasers of lots in The Cottages who have not yet had the design of their proposed home approved by the Company generally pay an amount equal to 25% of the total dues charged to owners of residences in the first year following their purchase of a lot, 50% in the second year and 75% in the third year. Thereafter, lot owners at The Cottages generally pay approximately the same dues as owners of residences. However, once the design of a proposed residence has been approved by the Company, the owner of the lot is in most cases required to pay the same dues as all owners of residences. Effective November 1, 1997 dues on vacant lots were eliminated.

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

Marketing and Competition

        During 1997 a new "2001 Marketing Committee" was formed to develop an overall long term marketing plan for the resort community at Buck Hill Falls. The committee's goal is the enhancement of revenues through increases in the sales of amenity memberships, rentals and property sales.

        Revenues derived from the use of the Company's golf course by members of the general public have become increasingly important in recent years, accounting for about 62 percent of total golf revenues in 1997. The Company is in competition with a number of resorts in the Pocono Mountains area, and many of its competitors have substantially greater financial and marketing resources.

Employees

        As of January 15, 1998, the Company had 17 persons employed on a full year basis. An additional 62 persons were employed on a seasonal basis during the summer season in 1997 (demand for the Company's services increases substantially during the summer months).


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


ITEM 3 - LEGAL PROCEEDINGS

        In October, 1996 Charles Czaplinski and Constance Seebach, owners of cottages at Buck Hill Falls, brought suit against the Company in the Court of Common Pleas of Monroe County, Pennsylvania alleging that the Company has fraudulently sought to collect dues and assessments in excess of amounts necessary to maintain the community, that dues, fees and assessments are not uniform among property owners, that the Company is using amounts collected from property owners to meet its general expenses and that the acts of the directors in the management of the Company have been illegal, oppressive and fraudulent and have sought to benefit a minority of large shareholders at the expense of minority shareholders who are owners of property in the Buck Hill community. The plaintiffs request the Court to dissolve the Company and to appoint a receiver to carry out the maintenance of the community on a not-for-profit basis. The plaintiffs also asked the Court to review the action of the Company's nominating committee in declining to nominate Mr. Czaplinski for election to the Board of Directors. The Company filed an answer denying all material allegations and requesting that the suit be dismissed. Pleadings are closed and this matter is presently in discovery. The Company does not believe the lawsuit to be meritorious and is vigorously defending the plaintiffs' claims.



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

        Based upon information provided to the Company by the National Quotation Bureau, LLC, quotations reported by the National Daily Quotation Service and the National Association of Securities Dealers, Inc. Non-NASDAQ OTC Bulletin Board indicate a range of bid prices of $31.00 during the period from November 1, 1995 through January 31, 1996; $31.00 during the period from February 1, 1996 through April 30, 1996; $31.00 to $20.50 during the period from May 1, 1996 through July 31, 1996; $25.00 during the period from August 1, 1996 through October 31, 1996; $22.00 to $25.00 during the period from November 1, 1996 through January 31, 1997; $22.00 during the period from February 1, 1997 through April 30, 1997; $20.50 to $22.00 during the period from May 1, 1997 through July 31, 1997; and $20.50 during the period from August 1, 1997 through October 31, 1997.

        These quotations reflect inter-dealer prices, without retail markup, mark-down or commission and do not reflect actual transactions.

        The Company has not declared or paid dividends on its Common Stock in over thirty years and anticipates that all earnings will be retained for use in its business. The Company does not anticipate that dividends will be declared or paid in the foreseeable future.

        As of January 21, 1998, the Company had approximately 489 shareholders of record.

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

                                                                    YEAR ENDED OCTOBER 31,
                                            1997             1996            1995             1994             1993
STATEMENT OF OPERATIONS
  DATA:
Revenues                                $2,398,408       $2,175,475       $2,218,139       $2,203,529       $2,048,529

Income (loss) from operations              142,702           26,107           37,094          136,294          133,895
Other expense                              (87,292)        (151,236)        (125,834)         (67,914)         (34,412)

Income (loss) before extraordinary
  credit                                    55,410         (125,129)         (88,740)          33,080           65,683
Extraordinary credit                            --               --               --               --           33,800
Cumulative effect of accounting
   change                                       --               --               --           21,600               --
                                       -----------      -----------      -----------      -----------      -----------

             Net income (loss)             $55,410        $(125,129)        $(88,740)         $54,680          $99,483
                                       ===========      ===========      ===========      ===========      ===========

PER SHARE DATA:
Income (loss) before extraordinary
  credit                                      $.55           $(1.68)          $(1.21)            $.45             $.89
Extraordinary credit                            --               --               --               --              .46
Cumulative effect of accounting
  change                                        --               --               --              .29               --
                                       -----------      -----------      -----------      -----------      -----------


Net income (loss)                             $.55           $(1.68)          $(1.21)            $.74            $1.35
                                       ===========      ===========      ===========      ===========      ===========


FINANCIAL POSITION DATA:
    Working capital                      $(433,288)       $(577,628)       $(772,267)       $(973,993)       $(822,191)
    Total assets                         3,142,809        3,172,579        3,149,870        3,104,106        2,536,541
    Total long-term liabilities            981,934        1,148,560        1,170,018          921,804          559,360
    Stockholders equity                  1,300,101        1,042,994          900,529          989,269          934,589

                                       -9-

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

General

         The Company's business, insofar as it relates to the provision of recreational facilities, is largely seasonal in nature. As a result, the Company's revenues and cost of revenues typically increase significantly in its third and fourth fiscal quarters.

Results of Operations

Year Ended October 31, 1997 Compared to Year Ended October 31, 1996.

         Revenues increased approximately $227,000 in 1997 as compared to 1996, principally due to an increase in annual dues billed to the 290 residents and 28 unimproved lots of Buck Hill Falls from $2,300 to $2,800, resulting in an increase of approximately $166,000. Revenues from country club membership dues and camp fees increased a combined $10,000 due to an increase in annual membership dues and fees, higher participation rates and good weather conditions. Management also believes that fair weather and two separate promotions were the cause of a $41,000 and $25,000 respective increase in greens fees and cart rentals. Fairway grill revenue increased $20,000 during 1997 due to good weather conditions and daily fees for tennis and golf increased $15,000 due in part to the favorable weather but largely due to tighter controls and new point of sale service instituted during 1997. Also, seasonal cart rental was down $7,000 due to several annual subscribers not participating in 1997. Lumbering sales decreased $8,000 due to the cessation of lumbering activities during fiscal 1997. Plowing revenues decreased approximately $14,000 due to substantially less snowfall during 1997. Sewer billings decreased approximately $5,000 due to repairs on the sewage lines resulting in less run off seepage into the lines which causes a reduction in the value of liquid to be purified. In addition, the Company changed its policy towards finance charges resulting in a decrease in finance charge revenue of approximately $12,500 in 1997.

         Cost of revenues increased approximately $75,000 from $1,805,000 in 1996 to $1,880,000. Lot and cottage expenses increased approximately $47,000 due to an increased effort aimed at the maintenance of the grounds and a promotional effort aimed at bringing in more full- and part-time residents which increased marketing fees approximately $8,000. Lawn bowling expenses increased approximately $9,500 due to rehabilitation of the lawn bowling courts. Security expenses increased approximately $7,500 due to an increase in the fees charged by the outside contractor. Advertising expenses increased approximately $5,000 during 1997 due to several golf promotions. Also due to the increase in golf rounds played in 1997, there was a $6,000 increase in top dressing expenses associated with the greens. Tennis expenses increased approximately $10,000 due in part to an increase in the contract with the tennis pro. The above increases were offset by a $5,000 decrease in the costs of pesticides due to the acquisition of more efficient fertilizing equipment. Lab fees also decreased approximately $4,500 due to a cleaner water flow that requires less testing. Also, due to a substantial reduction in the amount of snowfall, plowing expenses decreased approximately $10,000.

         General and administrative costs increased from $340,000 in 1996 to $372,000 in 1997 or 9.4% due principally to a $44,000 increase in salaries, payroll taxes and employee benefits. This increase was due in part to the hiring of a general manager and reallocation of workers' compensation insurance to payroll benefits. This resulted in a corresponding reduction in insurance expense of approximately $10,000. There was also an increase in legal and professional fees of approximately $4,000 due to the utilization of an outside employment service to assist in the search for a new general manager. Bad debt expense increased approximately $9,000. Heat and electricity decreased approximately $13,000 due to the partial conversion from electric to oil heating. Miscellaneous expense also decreased approximately $10,000 due to a more accurate classification of expenses encouraged by management. Travel and entertainment increased nearly $5,000 in 1997 due to the recruitment process while conducting the search for the new general manager.

         Gain on the sale of land increased approximately $54,000 due to the sale of two lots in 1997.

         Interest expense decreased 19% primarily as a result of the reduction in the average carrying amount of outstanding debt.

Year Ended October 31, 1996 Compared to Year Ended October 31, 1995.

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

Liquidity and Capital Resources

         At October 31, 1997, the Company had a working capital deficiency of $433,288. Included in current liabilities is the entire $448,714 outstanding on the Company's $1,000,000 line of credit with a bank (described in the following paragraph), which is payable on demand. An additional $55,554 in scheduled principal payments on long-term debt are due within the next twelve months. In addition, the Company's $140,000 in principal amount of 6-1/4% subordinated notes are due July 1, 1998.

         The Company entered into a loan agreement with a bank relating to a secured revolving line of credit in the amount of $1,000,000. Amounts borrowed bear interest at the prime rate (8. 5% at October 31, 1997) plus 1-1/4%. Pursuant to the loan agreement, approximately 2,600 acres of land and land improvements located in Barrett Township, Monroe County, Pennsylvania, are pledged as collateral, along with dues, assessments and fee revenues. The line of credit is available through May 24, 1998, contingent upon the Company maintaining a satisfactory financial position and subject to annual review of the Company's financial statements by the bank. The loan agreement with the bank provides that if, in the opinion of the authorized lending officers of the bank, the

Company's credit worthiness materially declines, the credit line will cease to be available for future draws, and any existing balance will be required to be fully amortized over a reasonable term.

         The Company has been required to make certain improvements in its water system. In May 1995, the Company entered into a $900,000 loan agreement with a bank to refinance existing water system debt and to complete the improvements. Principal is payable in monthly installments of $8,985 over a 20-year amortization period. Interest is payable at the bank's base rate (8.5% at October 31, 1997) plus 1-1/4%. The loan matures in May 2015 and is secured by a first mortgage on approximately 2,600 acres of land and land improvements located in Barrett Township, Monroe County, Pennsylvania and a collateral assignment of all revenue and assessments of the Company's water operations.

         Cash decreased $29,730 during fiscal 1997. Cash provided by operating activities of $249,398, borrowings of $311,625 under the Company's revolving line of credit, $27,192 in additional long-term debt, $53,880 from the sale of land and proceeds of $201,697 from issuance of Class A Common Stock were used to make scheduled principal payments of $702,980 on long-term debt and capital expenditures of $170,542. Such capital expenditures included purchases of equipment for the golf club and tennis club of approximately $96,105, improvements to roads and paving of $58,022, and purchase of an automobile for $7,500.

         At October 31, 1997, the Company had drawn $448,714 on its $1,000,000 line of credit, leaving $551,286 available. The outstanding balance was $324,714 on January 15, 1998.

         The Company had a net income of $55,410 for the year ended October 31, 1997 and at October 31, 1997, the Company has a cumulative deficit of $1,219,787 and a working capital deficiency of $433,288. Although the Company's line of credit is available through May 24, 1998, the ability to borrow under the line is contingent upon certain factors. As a result, continuation of the Company in its present form is dependent upon the successful maintenance of its debt terms, its ability to obtain additional financing if needed and the eventual achievement of sustained profitable operations.

         Management believes that revisions in the Company's operating requirements, and procedures relating to the collection of receivables and the fiscal 1998 increase in Lot and Cottage dues from $2,800 to $2,950 per year, provide the opportunity for the Company to continue as a going concern. However, there is no assurance that management's actions will be successful or, if they are not successful, that the Company would be able to continue as a going concern.

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

         Qualified Owners subscribed for a total of 28,600 shares of Class A Common Stock, and the holders of Common Stock who were not Qualified Owners purchased a total of 5,636 shares of Common Stock for which they paid an aggregate price of $112,720. The Company has received proceeds of $430,810 from the sale of the Class A Stock and expects to receive an additional $84,190 as installment subscriptions are paid over the next three years. Net proceeds received to date have been applied to reduction of the outstanding balance on the Company's line of credit, ameliorating the effect of seasonal variations in the Company's operating cash flow.


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

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The directors and executive officers of the Company are as follows:

                                                                                                           Term as
                                                                                                           Director
Name                                               Age               Position                              Expires
David B. Ottaway                                   58                Chairman of the Board                 1998

Richard C. Unger, Jr.                              45                President, Director                   1999

Anthony C. Bowe                                    40                Vice President, Treasurer             1999
                                                                     and Chief Financial Officer,
                                                                     Director

David C. Toomey                                    59                Secretary, Director                   2000

Frank J. Dracos, M.D.                              68                Director                              1998

George J. Byron                                    74                Director                              1998

Grace M. Godshalk                                  60                Director                              2000

Clifford Press                                     44                Director                              2000

James T. Sygenda                                   65                Director                              1999

Floyd R. Hunter, Jr.                               52                General Manager                       N/A

     Mr. Ottaway was elected Chairman of the Board in July 1995 and also served as President and Chief Executive Officer until July 1997. Mr. Ottaway has been employed by the Washington Post for the past 25 years and is currently an investigative reporter.

     Mr. Unger was elected to the Board and as Secretary of the Company in July 1996. In July 1997, he was elected President. He is an attorney practicing in West Conshohocken, Pennsylvania. Until forming his own firm in 1995, he was for many years a partner in the Philadelphia based firm of Duane, Morris & Heckscher.

     Mr. Bowe was elected to the Board and as Vice President, Treasurer and Chief Financial Officer in July 1996. He is a Managing Director of Bankers Trust Company, New York City, and has held a variety of line and management positions with that firm for more than the past five years.

     Mr. Toomey was elected to the Board and as Secretary of the Company in July 1997. He is a partner in the Philadelphia based law firm of Duane, Morris & Heckscher. He has practiced law with that firm since 1963.

     Dr. Dracos has been a director of the Company since 1992. He served as Vice President Operations and Chief Operating Officer from July 1996 to July 1997. Dr. Dracos has been a practicing orthopedic surgeon with Pocono Orthopedic for over five years. He is also a director of Mellon Bank (Northeast).

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

                           Summary Compensation Table

                                              Annual Compensation
                                                               Other Annual          Other
Name and Principal Position          Year    Salary            Compensation          Compensation
Floyd R. Hunter, Jr. (1)             1997   $56,538             $16,500              ------
General Manager

(1) Mr. Hunter became General Manager in January 1997. The compensation shown above consists of his salary at the rate of $70,000 per annum through October 31, 1997 and bonus and incentive compensation paid with respect to the fiscal year ended that date. The Company also reimbursed Mr. Hunter for relocation costs of $4,500, not included in the above table.



ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                AND MANAGEMENT

                The following table sets forth certain information concerning ownership of the Common Stock and Class A Common Stock of the Company as of January 21, 1998 by each shareholder known to the Company to own beneficially more than 5% of its stock, each director of the Company and all directors and executive officers of the Company as a group. Except as otherwise noted, each person listed below has sole voting and dispositive power with respect to the shares listed next to his or her name. All persons listed below are directors of the Company. The table treats the Common Stock and the Class A Common Stock as a single class since each has one vote per share.

                                                                     Shares
                                                                     Beneficially
Name                                                                 Owned                     Percent of Class
David B. Ottaway...................................                   8,513(1)                        8.2%
Richard C. Unger, Jr.                                                   300(2)(5)                      *

Anthony C. Bowe....................................                     300(2)(3)                      *
David C. Toomey....................................                     500(2)(7)
Frank J. Dracos, M.D...............................                     600(4)                         *
George J. Byron....................................                      --(8)                         *
Grace M.  Godshalk.................................                     290(6)(5)                      *
Clifford Press.....................................                     500(7)                         *
James T. Sygenda...................................                     100(2)                         *
All executive officers and
  directors as a group.............................                  11,103                          10.7%

_________________

*    Less than 1%

(1) Includes 3,716 shares held by Mr. Ottaway and 4,397 shares held by a non-profit charitable Trust of which Mr. Ottaway is a trustee. Mr. Ottaway disclaims beneficial ownership of the shares held by the Trust. Also includes 400 shares of Class A Common Stock. Mr. Ottaway's address is 327 A Street, S.E., Washington, D.C. 20003.

(2)  Held jointly with wife.

(3)  Includes 200 shares of Class A Stock.

(4) Includes 100 shares held by Dr. Dracos' wife and 100 shares held by an adult son, as to which shares Dr. Dracos disclaims beneficial ownership. Also includes 200 shares of Class A Stock.

(5) Includes 200 shares of Class A Stock of which 80 shares have been paid for and issued.

(6)  Includes 50 shares held jointly with Mrs. Godshalk's husband.

(7)  Includes 400 shares of Class A Stock.

(8)  Mr.  Byron sold his  property  at Buck Hill Falls and his stock in December
     1997.

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

3.2 By-laws, as amended - Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1, Commission File No. 333-10207, filed with the Commission on August 15, 1996. Additional amendment filed herewith.

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

27      Financial Data Schedule.

___________
(b) No reports on Form 8-K were filed by the Company during the last quarter of the period covered by this report.

                                   SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             BUCK HILL FALLS COMPANY


Date: January 28, 1998                   By: /s/ David B. Ottaway
                                               David B. Ottaway
                                               Chairman of the Board

               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

       Signature                                   Title                                       Date
/s/ David B. Ottaway                               Chairman of the Board,                      Jan. 28, 1998
David B. Ottaway                                   Director

/s/ Richard C. Unger, Jr.                          President, Director                         Jan. 29, 1998
Richard C. Unger, Jr.                              (Principal Executive Officer)

/s/ Anthony C. Bowe                                Vice President, Treasurer and               Jan. 29, 1998
Anthony C. Bowe                                    Chief Financial Officer (Principal
                                                   Financial and Accounting Officer),
                                                   Director

/s/ David C. Toomey                                Secretary, Director                         Jan. 29, 1998
David C. Toomey

                                                   Director                                    Jan.   , 1998
George J. Byron

                                                   Director                                    Jan.   , 1998
Frank J. Dracos, M.D.

                                                   Director                                    Jan.   , 1998
Grace M. Godshalk

                                                   Director                                    Jan.   , 1998
Clifford Press

/s/ James T. Sygenda                               Director                                    Jan. 27, 1998
James T. Sygenda

                                TABLE OF CONTENTS

                                                                           Page

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                         F-2

CONSOLIDATED FINANCIAL STATEMENTS:
    Balance Sheet as of October 31, 1997 and 1996                          F-3
    Statement of Operations for the Years Ended October 31, 1997,
        1996 and 1995                                                      F-4
    Statement of Changes in Stockholders' Equity for the Years Ended
        October 31, 1997, 1996 and 1995                                    F-5
    Statement of Cash Flows for the Years Ended October 31, 1997,
        1996 and 1995                                                      F-6
    Notes to Consolidated Financial Statements                             F-7

               INDEX TO CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

Schedule II Valuation and Qualifying Accounts for the Years Ended
    October 31, 1997, 1996 and 1995                                        F-15

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                              REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Buck Hill Falls Company:

         We have audited the accompanying consolidated balance sheets of Buck Hill Falls Company and subsidiary as of October 31, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended October 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Buck Hill Falls Company and subsidiary as of October 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1997 in conformity with generally accepted accounting principles.

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

                           PARENTE, RANDOLPH, ORLANDO,
                               CAREY & ASSOCIATES

Wilkes-Barre, Pennsylvania
December 10, 1997

                     BUCK HILL FALLS COMPANY AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                            OCTOBER 31, 1997 AND 1996
-------------------------------------------------------------------------------

                                                     1997            1996
                                     ASSETS

CURRENT ASSETS:
     Cash                                           $76,973         $106,703
     Accounts receivable, net of
        allowance for doubtful accounts of
        $81,327 and $100,445 in 1997 and
        1996, respectively                          328,854          253,278
     Prepaid expenses                                21,659           43,416
                                                -----------      -----------

            Total current assets                    427,486          403,397

RESTRICTED CASH                                      69,122           68,556

PROPERTY AND EQUIPMENT                            2,643,058        2,692,743

DEFERRED COSTS, Net of accumulated
     amortization of $20,540 and $15,800
     in 1997 and 1996, respectively                   3,143            7,883
                                                -----------      -----------

               TOTAL                             $3,142,809       $3,172,579
                                                ===========      ===========


                                                     1997            1996

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Demand note payable, 5%, unsecured                              $11,300
     Current portion of long-term debt             $504,268          829,939
     6 1/4% subordinated notes                      140,000
     Accounts payable                               124,095           47,942
     Accrued expenses                                92,411           91,844


        Total current liabilities                   860,774          981,025

CUSTOMER DEPOSITS                                    69,122           68,556

LONG-TERM DEBT                                      912,812          940,004

6 1/4% SUBORDINATED NOTES                                            140,000
                                                -----------      -----------

            Total liabilities                     1,842,708        2,129,585
                                                -----------      -----------

STOCKHOLDERS' EQUITY:
     Common stock, 79,811 shares issued
        in 1997 and 73,537 in 1996                1,376,850        1,251,370
     Common stock Class A, 18,620 shares
        issued in 1997 and 24,400 in 1996           343,811          267,594
     Common stock Class A subscribed, 4,200
        shares in 1997 and 9,380 in 1996             84,190          182,700
     Common stock Class A subscription
        receivable                                  (84,190)        (182,700)
     Additional paid-in capital                     799,227          799,227
     Deficit                                     (1,219,787)      (1,275,197)
                                                -----------      -----------

            Total stockholders' equity            1,300,101        1,042,994
                                                -----------      -----------

               TOTAL                             $3,142,809       $3,172,579
                                                ===========      ===========

                 See Notes to Consolidated Financial Statements

                     BUCK HILL FALLS COMPANY AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF OPERATIONS
               FOR THE YEARS ENDED OCTOBER 31, 1997, 1996 AND 1995
-------------------------------------------------------------------------------

                                                     1997            1996              1995
REVENUES                                         $2,398,408       $2,175,475       $2,218,139

COST OF REVENUES                                  1,883,754        1,810,206        1,653,362
                                                -----------      -----------      -----------

GROSS PROFIT                                        514,654          365,269          564,777

GENERAL AND ADMINISTRATIVE
      EXPENSES                                      371,952          339,162          527,683
                                                -----------      -----------      -----------

INCOME FROM OPERATIONS                              142,702           26,107           37,094
                                                -----------      -----------      -----------

OTHER INCOME (EXPENSE):
      Interest, net of capitalized interest
          of $21,455 in 1995                       (166,848)        (172,631)        (161,515)
      Miscellaneous                                  25,887           21,395           35,681
      Gain on sale of land                           53,669

               Other expense                        (87,292)        (151,236)        (125,834)
                                                -----------      -----------      -----------

NET INCOME (LOSS)                                   $55,410        $(125,129)        $(88,740)
                                                ===========      ===========      ===========

NET INCOME (LOSS) PER
      COMMON SHARE                                    $0.55           $(1.68)          $(1.21)
                                                ===========      ===========      ===========

                 See Notes to Consolidated Financial Statements

                     BUCK HILL FALLS COMPANY AND SUBSIDIARY

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED OCTOBER 31, 1997, 1996 AND 1995

                                                       COMMON STOCK                    COMMON STOCK
                                 COMMON STOCK (1)         CLASS A (2)                      CLASS A                         TOTAL
                               SHARES                SHARES              ADDITIONAL   SHARES     AMOUNT                STOCKHOLDERS'
                               ISSUED      AMOUNT    ISSUED      AMOUNT    CAPITAL  SUBSCRIBED SUBSCRIBED   DEFICIT       EQUITY
BALANCE,
     OCTOBER 31, 1994          73,537    $1,251,370                        $799,227                      $(1,061,328)      $989,269

NET LOSS                                                                                                     (88,740)       (88,740)
                               ------    ----------   ------    --------   --------            -------   -----------     ----------

BALANCE,
     OCTOBER 31, 1995          73,537     1,251,370                         799,227                       (1,150,068)       900,529

COMMON STOCK ISSUED                                   18,620    $267,594                                                    267,594

COMMON STOCK SUBSCRIBED                                                               9,380   $182,700                      182,700

STOCK SUBSCRIPTION
RECEIVABLE                                                                                    (182,700)                    (182,700)

NET LOSS                                                                                                    (125,129)      (125,129)
                               ------    ----------   ------    --------   --------            -------   -----------     ----------

BALANCE,
     OCTOBER 31, 1996          73,537     1,251,370   18,620     267,594    799,227                       (1,275,197)     1,042,994

COMMON STOCK ISSUED             6,274       125,480    5,780      76,217                                                    201,697

COMMON STOCK SUBSCRIBED                                                               4,200    $84,190                       84,190

STOCK SUBSCRIPTION
RECEIVABLE                                                                                     (84,190)                     (84,190)

NET INCOME                                                                                                    55,410         55,410
                               ------    ----------   ------    --------   --------            -------   -----------     ----------

BALANCE,
     OCTOBER 31, 1997          79,811    $1,376,850   24,400    $343,811   $799,227            $         $(1,219,787)    $1,300,101
                               ======    ==========   ======    ========   ========            =======   ===========     ==========

(1) No par value; authorized 105,000 shares.

(2) No par value; authorized 75,000 shares.

See Notes to Consolidated Financial Statements

                     BUCK HILL FALLS COMPANY AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE YEARS ENDED OCTOBER 31, 1997, 1996 AND 1995
-------------------------------------------------------------------------------

                                                                       1997            1996              1995

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                $55,410        $(125,129)        $(88,740)
                                                                  -----------      -----------      -----------
     Adjustments to reconcile net income (loss) to net cash
         provided by (used in) operating activities:
             Depreciation                                             220,016          225,088          193,234
             Amortization                                               4,740            4,740            4,740
             Gain on sale of property and equipment                   (53,669)            (920)         (25,389)
             Changes in assets and liabilities:
                Accounts receivable                                   (75,576)          (7,909)         (69,611)
                Prepaid expenses                                       21,757          (13,188)          (7,230)
                Restricted cash                                          (566)           5,243           32,077
                Accounts payable                                       76,153           10,658          (77,087)
                Accrued expenses                                          567          (91,511)         (36,332)
                Customer deposits                                         566           (5,244)         (32,082)
                                                                  -----------      -----------      -----------

                    Total adjustments                                 193,988          126,957          (17,680)
                                                                  -----------      -----------      -----------

                        Net cash provided by (used in)
                            operating activities                      249,398            1,828         (106,420)
                                                                  -----------      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                              (170,542)        (165,352)        (188,297)
     Proceeds from sale of property and equipment                      53,880            4,832           25,888
                                                                  -----------      -----------      -----------

                        Net cash used in investing activities        (116,662)        (160,520)        (162,409)
                                                                  -----------      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of debt                                               (691,680)        (655,544)      (1,106,517)
     Proceeds from issuance of debt                                   338,817          621,885        1,386,612
     Proceeds from issuance of common stock                           201,697          267,594
     Repayment of demand note payable                                 (11,300)
                                                                  -----------      -----------      -----------

                        Net cash (used in) provided by
                            financing activities                     (162,466)         233,935          280,095
                                                                  -----------      -----------      -----------

(DECREASE) INCREASE IN CASH                                           (29,730)          75,243           11,266

CASH, BEGINNING OF YEAR                                               106,703           31,460           20,194
                                                                  -----------      -----------      -----------

CASH, END OF YEAR                                                     $76,973         $106,703          $31,460
                                                                  ===========      ===========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
     INFORMATION:
         Cash paid for:
             Interest                                                $166,849         $170,661         $164,375
                                                                  ===========      ===========      ===========

             Income taxes                                            $                 $12,496         $
                                                                  ===========      ===========      ===========

                 See Notes to Consolidated Financial Statements

                     BUCK HILL FALLS COMPANY AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
 1.   NATURE OF OPERATIONS AND SUMMARY OF
         SIGNIFICANT ACCOUNTING POLICIES

      NATURE OF OPERATIONS

         Buck Hill Falls Company and Subsidiary (the "Company") provides recreational facilities, water and sewage services, and miscellaneous maintenance services, and grants credit, primarily to residents of Buck Hill Falls, Monroe County, Pennsylvania.

      BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of Buck Hill Falls Company and its wholly-owned subsidiary, Buck Hill Water Company. All significant intercompany balances and transactions are eliminated.

         The accompanying consolidated financial statements have been prepared on a going-concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Although the Company recognized net income of $55,410 for the year ended October 31, 1997, at October 31, 1997, the Company has a cumulative deficit of $1,219,788 and a working capital deficiency of $433,288. As described in Note 4, although the Company's line of credit is available through May 24, 1998, the ability to borrow under the line is contingent upon certain factors. As a result, continuation of the Company in its present form is dependent upon the successful maintenance of its debt terms, its ability to obtain additional financing, if needed, and the eventual achievement of sustained profitable operations.

         Management believes that revisions in the Company's operating requirements, procedures related to the collection of receivables and the fiscal 1998 increase in Lot and Cottage Association dues from $2,800 to $2,950 per year, will provide the opportunity for the Company to continue as a going concern. However, there is no assurance that management's actions will be successful, or if they are not successful, that the Company would be able to continue as a going concern.

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

BUCK HILL FALLS COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

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

      INCOME (LOSS) PER COMMON SHARE

         Income (loss) per common share is based on the weighted average number of shares outstanding (101,090 in 1997, 74,585 in 1996 and 73,537 in
         1995). The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS No. 128, "Earnings Per Share." SFAS No. 128 simplifies the standards for computing earnings per share
         (EPS), requires presentation of two net amounts, basic and diluted earnings per share, and additional informational disclosures. SFAS No. 128 is required to be adopted for reporting periods ending after December 15, 1997 and will require restatement of EPS for all prior periods. The adoption of SFAS No. 128 will not materially affect previously reported amounts of EPS.

      STATEMENT OF CASH FLOWS

         For purposes of the statement of cash flows, restricted cash (Note 2) is not considered to be cash since such funds are restricted in use for capital improvements and repairs to The Cottages at Buck Hill Falls ("The Cottages").


 2.   RESTRICTED CASH AND CUSTOMER DEPOSITS

      The Company is responsible for repairs and replacements at The Cottages, a residential development. The Company has a funding program to meet this obligation, under which purchasers of properties in The Cottages pay a fee of $100 to $125 per month, depending on the type of residence. These fees are accounted for as customer deposits. A portion of the fee is placed in a restricted fund for long-range capital improvements for units in The Cottages and the balance of the fee is used for exterior maintenance of such residences. Under terms of restrictive covenants signed by purchasers of properties in The Cottages, the Company has management responsibility for these funds. Accumulated funds are held in separate savings accounts and are generally not available for expenditures for normal operations. If additional funds are needed for long-range capital improvements, the Company has the right, under the restrictive covenants, to increase regular assessments, pass special assessments or delay major repairs and replacements until funds are available. The Company seeks the advice of a special committee of property owners regarding the management of these funds.

BUCK HILL FALLS COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

 3.   PROPERTY AND EQUIPMENT

      The components of property and equipment at October 31, 1997 and 1996 are summarized as follows:

                                                 1997               1996

          Land                                 $445,620         $445,831
          Buildings                             941,913          941,913
          Recreational facilities             1,537,259        1,442,378
          Sewer and water facilities          1,367,968        1,344,801
          Machinery and equipment               483,037          444,178
          Automotive equipment                  199,908          191,346
          Furniture and fixtures                103,338           96,253
                                            -----------      -----------

                     Total                    5,079,043        4,906,700

          Less accumulated depreciation      (2,435,985)      (2,213,957)
                                            -----------      -----------

          Property and equipment             $2,643,058       $2,692,743
                                            ===========      ===========


4.    LONG-TERM DEBT

      Long-term debt at October 31, 1997 and 1996 is summarized as follows:

                                                                                 1997              1996
         Borrowings under revolving loan agreement (see
             below)                                                         $   448,714       $   791,320

         Notepayable - bank,  payable in monthly  installments of
             $8,985  including  interest  at the bank's base rate
             (8.5% at October 31, 1997) plus 1-1/4%, maturing May
             4, 2015.  The loan is secured by a first mortgage on
             approximately   2,600   acres   of  land   and  land
             improvements  located  in Barrett  Township,  Monroe
             County, Pennsylvania, along with assessments and fee
             revenues                                                           858,025           876,212



BUCK HILL FALLS COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

         Notepayable - bank,  payable in monthly  installments of
             $1,250  including  interest  at the bank's base rate
             (8.5% at October  31,  1997) plus  1-1/4%,  maturing
             November  2002.  The  note is  secured  by a  second
             mortgage  on  approximately  2,600 acres of land and
             land  improvements   located  in  Barrett  Township,
             Monroe   County,   Pennsylvania.   Additionally,   a
             ten-year  lease  between  the  Company  and the U.S.
             Postal Service is pledged as collateral                         $   42,022      $     49,596

         Notepayable - bank,  payable in monthly  installments of
             $654  including  interest  at the  bank's  base rate
             (8.5% at October 31,  1997),  maturing  August 2002;
             secured  by  equipment  with a  depreciated  cost of
             $27,896                                                             29,628

         Notepayable - bank,  payable in monthly  installments of
             $586 including interest at 9.5%, maturing June 2000;
             secured  by  equipment  with a  depreciated  cost of
             $8,038                                                              16,057            21,084

         Notepayable - bank,  payable in monthly  installments of
             $391 including  interest at 8%, maturing January 31,
             1999;  secured by equipment with a depreciated  cost
             of $8,552                                                            8,967            12,778

         Notepayable - bank,  payable in monthly  installments of
             $351 including interest at 8.75%, maturing September
             1, 1999;  secured by  equipment  with a  depreciated
             cost of $11,253                                                      7,326            10,449

         Notepayable - financial institution,  payable in monthly
             installments  of $235  including  interest at 11.5%,
             maturing  July  2000;  secured by  equipment  with a
             depreciated cost of $3,231                                           6,341             8,504
                                                                             ----------        ----------

                       Total                                                  1,417,080         1,769,943

         Less current portion                                                   504,268           829,939
                                                                             ----------        ----------

         Long-term debt                                                      $  912,812        $  940,004
                                                                             ==========        ==========

BUCK HILL FALLS COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

      The Company has a secured revolving line of credit with a bank for $1,000,000. Borrowings under this agreement bear interest at the bank's base rate (8.5% at October 31, 1997) plus 1-1/4%. Approximately 2,600 acres of land and land improvements located in Barrett Township, Monroe County, Pennsylvania are pledged as collateral, along with dues, assessments and fee revenues.

      The line of credit is available through May 24, 1998, although amounts borrowed are payable on demand. The ability to borrow under the line is contingent upon the Company maintaining a satisfactory financial position and subject to annual review, by the bank, of the Company's financial statements. If, in the opinion of the authorized lending officers of the bank, the Company's credit worthiness materially declines, the credit line will cease to be available for future draws and any existing balance will be required to be fully amortized over a reasonable term.

      The aggregate principal payments required on long-term debt at October 31, 1997 are as follows:

         YEARS ENDING OCTOBER 31:

             1998                            $504,268
             1999                              54,498
             2000                              46,903
             2001                              44,369
             2002                              47,764
             Thereafter                       719,278
                                           ----------

                           Total           $1,417,080
                                           ==========

 5.   ACCRUED EXPENSES AND OTHER
      CURRENT LIABILITIES

      Accrued expenses and other current liabilities are comprised of the following at October 31, 1997 and 1996:

                                                1997        1996

          Wages and employee withholdings     $54,337     $19,683
          Unearned revenue                     17,642       9,058
          Other taxes                          11,924       6,026
          Interest                              4,598      11,643
          Vacation pay                          3,910       4,802
          Professional fees                                40,632
                                              -------     -------

                        Total                 $92,411     $91,844
                                              =======     =======

BUCK HILL FALLS COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

 6.   SUBORDINATED NOTES

      The 6-1/4% subordinated notes are due July 1, 1998. The notes may be redeemed prior to maturity at the election of the Company upon at least 30 days written notice to the holders thereof, in whole or in multiples of $1,000. The redemption price is equal to the principal amount plus accrued interest to the date fixed for redemption. No premium is payable upon redemption.


 7.   INCOME TAXES

      Significant components of the Company's deferred tax assets as of October 31, 1997 and 1996 are as follows:

                                                       1997           1996
          Deferred tax assets:
              Net operating loss carryforwards      $238,000       $255,000
              Reorganization costs                    42,000         42,000
              Allowance for doubtful accounts         28,000         30,500
              Depreciation                            (1,700)           400
              Accrued vacation                         1,300
              Unearned revenue                                          900
                                                     -------        -------


                                                     307,600        328,800

                     Valuation allowance            (307,600)      (328,800)
                                                     -------        -------

                               Total                $     --       $     --
                                                     =======        =======

      The Company has established a valuation allowance for deferred tax assets. SFAS 109 requires that such a valuation allowance be recorded when it is more likely than not that the deferred tax assets will not be realized. The decrease in the deferred tax asset valuation allowance in 1997 is primarily due to profitable operations.

      The provision for income taxes is comprised of the following:

                                                                                  1997          1996           1995

         Current
         Deferred federal,  net of tax benefit of operating  loss
             carryforward of approximately $51,800 and $34,800 in
             1996 and 1995, respectively
                                                                              ----------    -----------    ----------

                       Total                                                  $       --   $         --   $        --
                                                                              ==========    ===========    ==========

BUCK HILL FALLS COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

      A reconciliation between the expected statutory income tax rate and the effective income tax rate on income before income taxes is summarized as follows:

                                           1997                        1996                          1995
                                AMOUNT            PERCENT     AMOUNT           PERCENT      AMOUNT          PERCENT
Provision (credit) at
   expected statutory rate
                                $12,200            22.0%     $(27,500)           22.0%     (19,500)           22.0%
State income tax
   net  of federal income
   tax benefit                    4,354             8.0        (1,281)            1.0       (8,300)            9.3
Change in valuation
   allowance                    (21,200)          (38.0)       27,500            (2.0)      26,100            29.4
Other                             4,646               8         1,281            (1.0)       1,700            (1.9)
                                -------            ----      --------            ----      -------            ----

Effective income tax
   provision and rate          $                       %     $                       %     $                      %
                                =======            ====      ========            ====      =======            ====


      At October 31, 1997, the Company has approximately $759,886 and $723,358 of net operating losses available to carryforward for federal and state income tax purposes, respectively. The federal net operating loss carryforwards will expire between fiscal 2008 and 2011 and the state net operating loss carryforwards will expire between fiscal 1998 and 2000.


 8.   COMMITMENTS

      At October 31, 1997, the Company was obligated under various noncancelable operating leases for golf carts and office equipment. The Company anticipates these leases will be replaced by other leases in the normal course of business. Minimum future rental obligations under noncancelable operating leases in effect at October 31, 1997 are as follows:

         YEARS ENDING OCTOBER 31:

             1997                                      $12,396
             1998                                       12,396
             1999                                        7,179
                                                       -------
                 Total minimum payments required       $31,971
                                                       =======

      Rentals charged to operations were $105,180, $97,327 and $124,151 in 1997, 1996 and 1995, respectively.

BUCK HILL FALLS COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

 9.   SIGNIFICANT CONCENTRATIONS OF CREDIT RISK

      All cash and restricted cash is maintained in one bank and insured by the Federal Deposit Insurance Corporation up to $100,000.


10.   FINANCIAL INSTRUMENTS

      The carrying amounts of cash, accounts receivable, demand note payable and accounts payable approximate fair value as of October 31, 1997 because of the short maturity of these investments. The carrying value of restricted cash, customer deposits, long-term debt and notes are not materially different from the estimated fair value of these instruments.


11.   CONTINGENCY

      In October 1996, Charles Czaplinski and Constance Seebach, owners of cottages at Buck Hill Falls, brought suit against the Company in the Court of Common Pleas of Monroe County, Pennsylvania, challenging certain past decisions of the Company's Board of Directors' relative to the establishment of dues and assessments. The suit also requested that the Court review the actions of the Company's nominating committee in declining to nominate Mr. Czaplinski for election to the Board of Directors. The Company does not believe the lawsuit to be meritorious and is vigorously contesting the plaintiffs' claims.

                     BUCK HILL FALLS COMPANY AND SUBSIDIARY

                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED OCTOBER 31, 1997, 1996 AND 1995

                                                              ADDITIONS
                                         BALANCE AT    CHARGED TO     CHARGED TO    OTHER CHANGES-
                                         BEGINNING      COSTS AND   OTHER ACCOUNT   ADD (DEDUCT)-    BALANCE AT
                                         OF YEAR        EXPENSES       DESCRIBE      DESCRIBE       END OF YEAR
1997   Allowance for doubtful accoun    $ 100,445      $  30,000                   $(49,118) (1)    $  81,327
       Accumulated amortization,
         deferred costs                    15,800          4,470 (2)                                   20,540

1996   Allowance for doubtful accoun       79,860         21,232                        647  (1)      101,739
       Accumulated amortization,
         deferred costs                    11,060          4,740 (2)                                   15,800

1995   Allowance for doubtful accoun       35,000        150,631                   (105,771) (1)       79,860
       Accumulated amortization,
         deferred costs                     6,320          4,740 (2)                                   11,060


(1) Accounts written off.

(2) Amounts represent amortization of deferred costs incurred for issuance of the 6-1/4% subordinated notes.

                                 EXHIBIT INDEX

The following exhibits are filed herewith:

     3.2 Amendment to By-laws adopted July 26, 1997

     27  Financial Data Schedule