Form 10-Q
period 1998-01-31
BUCK HILL FALLS CO /PA/
filed 1998-03-16
CIK 783283

FORM 10-Q


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended  JANUARY 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  ____________  to ____________

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

Yes     X       No ___

         As of January 31, 1998, the registrant had 79,811 shares of Common Stock and 24,400 shares of Common Stock Class A, no par value, issued and outstanding.

                                    FORM 10-Q

                             BUCK HILL FALLS COMPANY

                                      INDEX

                                                                            Page

Part I:           Financial Information

Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheet -
                  January 31, 1998 and October 31, 1997                      1

                  Condensed Consolidated Statement of Operations -
                  Three Months Ended January 31, 1998 and 1997               2

                  Condensed Consolidated Statement of Cash Flows -
                  Three Months Ended January 31, 1998 and 1997               3

                  Notes to Condensed Consolidated Financial Statements     4-5

Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations            6-9

Part II:          Other Information                                         10

                  Signatures                                                11

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                     BUCK HILL FALLS COMPANY AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEET

-------------------------------------------------------------------------------------
                                                      JANUARY 31,
                                                         1998             OCTOBER 31,
                                                      (UNAUDITED)            1997 *
-------------------------------------------------------------------------------------

                                     ASSETS

CURRENT ASSETS:
    Cash                                             $    59,377         $    76,973
    Accounts receivable, net                             328,416             328,854
    Prepaid expenses and other current assets             24,406              21,659
                                                     -----------         -----------

          Total current assets                           412,199             427,486

RESTRICTED CASH                                           77,577              69,122

PROPERTY, PLANT AND EQUIPMENT, Net                     2,616,584           2,643,058

DEFERRED COSTS, Net                                        1,959               3,143
                                                     -----------         -----------

               TOTAL                                 $ 3,108,319         $ 3,142,809
                                                     ===========         ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current portion of long-term debt                $   444,606         $   504,268
    Accounts payable, trade                               39,655             124,095
    Accrued expenses and other                           289,794              92,411
    6-1/4% subordinated notes                            140,000             140,000
                                                     -----------         -----------

          Total current liabilities                      914,055             860,774

CUSTOMER DEPOSITS                                         77,577              69,122

LONG-TERM DEBT                                           903,578             912,812
                                                     -----------         -----------

          Total liabilities                            1,895,210           1,842,708
                                                     -----------         -----------

STOCKHOLDERS' EQUITY:
    Common stock                                       1,720,661           1,720,661
    Contributed capital                                  799,227             799,227
    Deficit                                           (1,306,779)         (1,219,787)
                                                     -----------         -----------

          Total stockholders' equity                   1,213,109           1,300,101
                                                     -----------         -----------

               TOTAL                                 $ 3,108,319         $ 3,142,809
                                                     ===========         ===========

*Condensed from audited financial statements

------------------------------------------------------------------------------------

                 See notes to condensed consolidated financial statements.

                     BUCK HILL FALLS COMPANY AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

----------------------------------------------------------------------
                                                THREE MONTHS ENDED
                                                    JANUARY 31,
                                              1998              1997
----------------------------------------------------------------------
REVENUES                                   $ 328,150         $ 323,914

COST OF REVENUES                             344,614           355,154
                                           ---------         ---------

GROSS LOSS FROM OPERATIONS                   (16,464)          (31,240)

GENERAL AND ADMINISTRATIVE EXPENSES           54,385            81,461
                                           ---------         ---------

LOSS FROM OPERATIONS                         (70,849)         (112,701)
                                           ---------         ---------

OTHER (EXPENSE) INCOME:
     Interest expense                        (32,634)          (49,503)
     Miscellaneous                            14,476            13,949
     Gain on sale of equipment                 2,015                --
                                           ---------         ---------

                Other expense, net           (16,143)          (35,554)
                                           ---------         ---------

NET LOSS                                   $ (86,992)        $(148,255)
                                           =========         =========

WEIGHTED AVERAGE NUMBER OF SHARES
     OUTSTANDING                             101,090            80,093
                                           =========         =========

NET LOSS PER COMMON SHARE:
     Basic                                 $   (0.86)        $   (1.85)
                                           =========         =========

     Diluted                               $   (0.86)        $   (1.85)
                                           =========         =========
--------------------------------------------------------------------------------
            See notes to condensed consolidated financial statements.

                     BUCK HILL FALLS COMPANY AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

-----------------------------------------------------------------------------------
                                                           THREE MONTHS ENDED
                                                               JANUARY 31,
                                                          1998              1997
-----------------------------------------------------------------------------------
CASH PROVIDED BY:
     OPERATIONS:
        Net loss                                       $ (86,992)        $(148,255)
        Gain on sale of equipment                         (2,015)
        Adjustments for noncash charges,
            Depreciation and amortization                 53,044            55,209
        Changes in assets and liabilities                111,818           194,530
                                                       ---------         ---------

                Net cash provided by operations           75,855           101,484
                                                       ---------         ---------

     INVESTING:
        Purchase of property and equipment               (26,570)          (13,753)
        Proceeds from sale of equipment                    2,015
                                                       ---------         ---------

                Net cash used in investing               (24,555)          (13,753)
                                                       ---------         ---------

     FINANCING:
        Proceeds from issuance of debt                   115,338           100,000
        Repayment of debt                               (184,234)         (199,479)
        Proceeds from issuance of stock                                     41,579
                                                       ---------         ---------

                Net cash used in financing               (68,896)          (57,900)
                                                       ---------         ---------

(DECREASE) INCREASE IN CASH                              (17,596)           29,831

CASH, BEGINNING OF PERIOD                                 76,973           106,703
                                                       ---------         ---------

CASH, END OF PERIOD                                    $  59,377         $ 136,534
                                                       =========         =========

CASH PAID FOR,
     Interest                                          $  32,634         $  49,503
                                                       =========         =========

--------------------------------------------------------------------------------
            See notes to condensed consolidated financial statements.

                     BUCK HILL FALLS COMPANY AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
------------------------------------------------------------------------------

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

              These   statements   should  be  read  in  conjunction   with  the
consolidated financial statements and related notes included in the Company's annual report on Form 10-K for the year ended October 31, 1997.


NOTE 2:  CHANGES IN COMPONENTS OF COMMON STOCK CLASS A

                                                                                         STOCK
                                  ...COMMON STOCK...          .STOCK SUBSCRIBED.     SUBSCRIPTION
                                 SHARES       AMOUNT         SHARES       AMOUNT      RECEIVABLE
Balance, October 31, 1997        24,400      $343,811         4,200       $84,190      $(84,190)
Common Stock Issued
Common Stock Subscribed
                                 ------      --------         -----       -------      --------

Balance, January 31, 1998        24,400      $343,811         4,200       $84,190      $(84,190)
                                 ======      ========         =====       =======      ========

BUCK HILL FALLS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
------------------------------------------------------------------------------

NOTE 3:  EARNINGS PER SHARE

              In 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which changed the computation of earnings per share ("EPS") and requires presentation of two new amounts, basic and diluted EPS, and additional informational disclosures. The adoption of SFAS No. 128 is required for all reporting periods after December 15, 1997 and requires restatement for all prior periods The adoption of SFAS No. 128 resulted in the restatement of the Company's January 31, 1997 EPS, as follows:

     Previously reported
         Primary fully diluted        $(1.85)

     Restated amounts:
         Basic EPS                    $(1.85)
         Diluted EPS                  $(1.85)

          The following data show the amounts used in computing earnings per share and the effects of income and the weighted average number of shares of dilutive potential common stock for the years ended January 31, 1998 and 1997:

                                      INCOME       COMMON SHARES
                                     NUMERATOR      DENOMINATOR     EPS
     January 31, 1998
         Basic and diluted EPS
              Net loss               $(86,992)        101,090      $(.86)
                                    =========       =========      =====

     January 31, 1997
         Basic and diluted EPS
              Net loss              $(148,255)         80,093     $(1.85)
                                    =========       =========      =====

     The 4,200 shares of Common Stock A Subscriptions Receivable were not included in computing diluted EPS because their effects were antidilutive.

-----------------------------------------------------------------------------

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


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
JANUARY 31, 1998
COMPARED TO THE THREE MONTHS ENDED
JANUARY 31, 1997

         Revenues increased approximately $4,300 for the three months ended January 31, 1998, as compared to the same period in the prior fiscal year. The Company had an increase of $2,400 in its cottage inspections due to management increasing opportunities to bill on a more timely and accurate basis, and a $4,000 increase in finance charges. Additionally, a $7,600 increase in plowing and cindering revenues was due to a policy change whereby plowing and cindering will no longer be included in the dues, but instead invoiced separately. These increases were offset by a $9,700 decrease in the company's dues which was the effect of a management decision to treat unimproved lots as being exempt from dues. The decision was based on an evaluation by management which identified a lack of continuity in the billing for unimproved lots which was a primary reason for collection efforts to become increasingly difficult.

         Cost of revenues decreased approximately $10,500 for the three months ended January 31, 1998, as compared to the same period in the prior fiscal year. Salaries increased $20,000 due to the hiring of a new full time mechanic for golf maintenance, the increased salary of the new general manager and a management decision to keep four golf course workers on the payroll until December in order to take advantage of good weather and further reduce the amount of work that will be necessary to prepare the greens for the spring season. Snowplowing expenses increased $2,800 due to the plowing expenses associated with the golf cottage community as discussed above. Auto expense also increased $2,500 due to major repairs required for three trucks and a new preventative maintenance program instituted in an effort to extend the lives of the companies vehicles. Offsetting the increases in the above expenses was an $8,000 decrease in repairs and maintenance expense which was related to the utilization of the full-time mechanic. Also, there was a substantial reduction in the cost of insurance of $6,100 due to an aggressive effort by management to reduce insurance expense through a restructuring of the existing policies which began in fiscal 1997 but the benefit of which is being realized in fiscal 1998. Road and path expense also decreased $4,200 due to a milder winter but also less maintenance was required since the roads throughout the grounds are in better condition due to road maintenance programs instituted in fiscal 1997. Contracted maintenance decreased $4,000 due to an effort to better utilize the company's personnel for repairs where more expensive contractors may have been used in the past. Fuel expense decreased approximately $2,300 due to prior policy of refueling all machinery at the close of the season which was not continued in fiscal 98 and an overall drop in fuel prices as compared to the same period in 1997. Supplies expense also decreased $2,500 due to increased control and better utilization of existing inventories while miscellaneous expense decreased $8,700 due to better allocation of expenditures among expense categories by management.

         General and administrative costs decreased approximately $27,000 due to a substantial drop in professional fees of $21,100 in particular legal fees associated with the issuance of the common stock A subscription that were later allocated to the issuance. Also, there was a $4,100 decrease in payroll due to a more accurate allocation from administration expense to cost of sales while supplies expense decreased $1,800 due to better utilization and controls of unused supplies.

         Other income/expense decreased approximately $19,000 due almost entirely to the $17,000 decrease in interest expense caused by management's continued policy to utilize available cash to pay down the line of credit which has been reduced substantially when compared to the same period ending 1997.

LIQUIDITY AND CAPITAL RESOURCES

         At January 31,1998, the Company had a working capital deficiency of $501,856 as compared to $649,143 in the first quarter of 1997. Included in current liabilities is the entire $374,000 outstanding on the Company's $1,000,000 line of credit with a bank (described in the following paragraph), which is payable on demand. An additional $55,554 in scheduled principal payments on long-term debt are due within the next twelve months.

         On July 24, 1992, the Company entered into a loan agreement with a bank relating to a secured revolving line of credit in the amount of $1,000,000 (the "Revolving Credit Facility"). Amounts borrowed under the Revolving Credit Facility bear interest at the prime rate (8.5% at January 31,1998) plus 1-1/4%. Pursuant to the loan agreement, approximately 2,600 acres of land and land improvements located in Barrett Township, Monroe County, Pennsylvania, are pledged as collateral, along with dues, assessments and fee revenues. The Revolving Credit Facility is available through May 24, 1998, contingent upon the Company maintaining a satisfactory financial position and subject to annual review of the Company's financial statements by the bank. The loan agreement with the bank provides that if, in the opinion of the authorized lending officers of the bank, the Company's credit worthiness materially declines, the credit line will cease to be available for future draws, and any existing balance will be required to be fully amortized over a reasonable term.

         The Company has been required to make certain improvements in its water system. In May 1995, the Company entered into a $900,000 loan agreement with a bank to refinance the existing debt and to complete the improvements. Principal is payable in monthly installments of $8,985 over a 20-year amortization period. Interest is payable at the bank's base rate (8.5% at January 31,1998) plus 1-1/4%. The loan matures in May 2015 and is secured by a first mortgage on approximately 2,600 acres of land and land improvements located in Barrett Township, Monroe County, Pennsylvania and a collateral assignment of all revenue and assessments of the Company's water operations.

         The Company expects to meet its current liabilities (other than payment of the entire $374,000 under the Revolving Credit Facility, which, although not currently due, is classified as a current liability because of the Revolving Credit Facility's demand terms) through increased collections as a result of the seasonal increase in revenues which typically occurs during the Company's third and fourth quarters through the provision of recreational services. The Company does not anticipate that the bank will demand payment under the Revolving Credit Facility.

         Overall cash for the quarter ended January 31, 1998 decreased $17,596 as compared to an increase of $29,831 for the same period in 1997. Cash used for investing activities increased $10,802 as capital projects including the purchase of computer equipment of $2,200, golf maintenance equipment of $18,849 and water pumping equipment of $5,921 accounted for the majority of the change. Net repayment of debt amounted to $68,896 in 1998 as compared to $94,479 in 1997. However, in 1997 an additional $41,579 was provided from the issuance of Class A common stock resulting in the majority of the decrease in cash of $47,247 between 1998 and 1997.

         At January 31, 1998, the Company had drawn $374,000 on its $1,000,000 line of credit, leaving $626,000 available.

         The Company incurred a loss of $86,992 for the three months ended January 31, 1998 and at January 31, 1998, the Company has a cumulative deficit of $1,306,779 and a working capital deficiency of $486,804. Although the Company's line of credit is available through May 24, 1998, the ability to borrow under the line is contingent upon certain factors. As a result, continuation of the Company in its present form is dependent upon the successful maintenance of its debt terms, its ability to obtain additional financing if needed and the eventual achievement of sustained profitable operations.

         Management believes that revisions in the Company's operating requirements, including an increase in dues from $2,800 to $2,950 provides the opportunity for the Company to continue as a going concern. However, there is no assurance that management's actions will be successful or, if they are not successful, that the Company would be able to continue as a going concern.

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

                  Exhibit 27 - Financial Data Schedule

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      BUCK HILL FALLS COMPANY
                                            (Registrant)

Date: March 12, 1998                By: /s/ David B. Ottaway, Chairman
                                    David B. Ottaway, Chairman


Date: March 14, 1998                By: /s/ Anthony C. Bowe
                                    Anthony C. Bowe, Vice-President,
                                    Treasurer and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)