Form 10-Q
period 1998-04-30
BUCK HILL FALLS CO /PA/
filed 1998-06-18
CIK 783283

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended        APRIL 30, 1998

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

                CRESCO ROAD, BUCK HILL FALLS, PENNSYLVANIA 18323
               (Address of principal executive offices) (Zip Code)

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

Yes  __X__           No ____

     As of April 30, 1998, the registrant had 79,811 shares of Common Stock, and 24,400 shares of Common Stock Class A, no par value, issued and outstanding.

                                    FORM 10-Q

                             BUCK HILL FALLS COMPANY

                                      INDEX

                                                                            Page

Part I:           Financial Information

Item 1.           Financial Statements

                  Condensed Consolidated Balance Sheet -
                  April 30, 1998 and October 31, 1997                          1

                  Condensed Consolidated Statement of Operations -
                  Six Months and Three Months Ended April 30, 1998
                  and 1997                                                     2

                  Condensed Consolidated Statement of Cash Flows -
                  Six Months Ended April 30, 1998 and 1997                     3

                  Notes to Condensed Consolidated
                  Financial Statements                                       4-5

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations             6-10

Part II:          Other Information                                           11

                  Signatures                                               12-13

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                     BUCK HILL FALLS COMPANY AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEET

-------------------------------------------------------------------------------------------------------
                                                                   APRIL 30, 1998          OCTOBER 31
                                                                     (UNAUDITED)              1997*
-------------------------------------------------------------------------------------------------------
                                     ASSETS

CURRENT ASSETS:
    Cash                                                            $    58,955           $    76,973
    Accounts receivable, net                                            390,617               328,854
    Prepaid expenses and other current assets                            32,094                21,659
                                                                    -----------           -----------

          Total current assets                                          481,666               427,486

RESTRICTED CASH                                                          85,491                69,122

PROPERTY, PLANT AND EQUIPMENT, Net                                    2,657,345             2,643,058

DEFERRED COSTS, Net                                                         774                 3,143
                                                                    -----------           -----------

                      TOTAL                                         $ 3,225,276           $ 3,142,809
                                                                    ===========           ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current portion of long-term debt                               $   439,554           $   504,268
    Accounts payable, trade                                             128,241               124,095
    Deferred revenue                                                    210,178
    Accrued expenses and other                                          141,242                92,411
    6-1/4% Subordinated Notes                                           140,000               140,000
                                                                    -----------           -----------

          Total current liabilities                                   1,059,215               860,774

CUSTOMER DEPOSITS                                                        85,491                69,122

LONG-TERM DEBT                                                          903,362               912,812
                                                                    -----------           -----------

                Total liabilities                                     2,048,068             1,842,708
                                                                    -----------           -----------

STOCKHOLDERS' EQUITY:
    Common stock                                                      1,720,661             1,720,661
    Contributed capital                                                 869,227               799,227
    Deficit                                                          (1,412,680)           (1,219,787)
                                                                    -----------           -----------

          Total stockholders' equity                                  1,177,208             1,300,101
                                                                    -----------           -----------

                      TOTAL                                         $ 3,225,276           $ 3,142,809
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

                     BUCK HILL FALLS COMPANY AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

----------------------------------------------------------------------------------------------------------
                                                 SIX MONTHS ENDED                   THREE MONTHS ENDED
                                           .........APRIL 30..........         ..........APRIL 30.........
                                             1998              1997              1998               1997
----------------------------------------------------------------------------------------------------------
REVENUES                                   $ 668,730         $ 665,417         $ 340,580         $ 341,503

COST OF REVENUES                             624,727           672,877           280,113           317,723
                                           ---------         ---------         ---------         ---------

GROSS (LOSS) PROFIT FROM
    OPERATIONS                                44,003            (7,460)           60,467            23,780

GENERAL AND ADMINISTRATIVE
    EXPENSES                                 209,940           183,763           155,555           102,302
                                           ---------         ---------         ---------         ---------

LOSS FROM OPERATIONS                        (165,937)         (191,223)          (95,088)          (78,522)
                                           ---------         ---------         ---------         ---------

OTHER INCOME (EXPENSE):
    Miscellaneous income (expense)             5,653             9,508            (8,823)           (4,441)
    Gain on sale of asset                      2,015            53,500             2,015            53,500
    Interest expense                         (64,433)          (82,004)          (31,799)          (32,501)
                                           ---------         ---------         ---------         ---------

        Other income (expense), net          (56,765)          (18,996)          (38,607)           16,558
                                           ---------         ---------         ---------         ---------

LOSS BEFORE EXTRAORDINARY
    ITEM                                    (222,702)         (210,219)         (133,695)          (61,964)

EXTRAORDINARY ITEM- GAIN FROM
    CASUALTY (FIRE)                           29,809                              29,809
                                           ---------         ---------         ---------         ---------

NET LOSS                                   $(192,893)        $(210,219)        $(103,886)        $ (61,964)
                                           =========         =========         =========         =========

WEIGHTED AVERAGE NUMBER
    OF SHARES OUTSTANDING                    104,211            86,674           104,211            86,674
                                           =========         =========         =========         =========

NET LOSS PER COMMON SHARE
    BEFORE EXTRAORDINARY ITEM

    Basic                                  $   (2.14)        $   (2.43)        $   (1.28)        $   (0.71)
                                           =========         =========         =========         =========

    Diluted                                $   (2.14)        $   (2.43)        $   (1.28)        $   (0.71)
                                           =========         =========         =========         =========

NET LOSS PER COMMON SHARE
    AFTER EXTRAORDINARY ITEM

    Basic                                  $   (1.85)        $   (2.43)        $   (1.00)        $   (0.71)
                                           =========         =========         =========         =========

    Diluted                                $   (1.85)        $   (2.43)        $   (1.00)        $   (0.71)
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

                     BUCK HILL FALLS COMPANY AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

------------------------------------------------------------------------------------------
                                                               SIX MONTHS ENDED
                                                        ............APRIL 30............
                                                           1998                1997
------------------------------------------------------------------------------------------
CASH PROVIDED BY (USED IN):
     OPERATING ACTIVITIES:
        Net loss                                        $(192,893)          $(210,219)
        Adjustments for noncash charges:
            Depreciation and amortization                  96,013             109,360
            Gain from casualty fire                       (29,809)                 --
            Gain on disposition of assets                      --             (53,669)
        Changes in assets and liabilities                 164,752             173,161
                                                        ---------           ---------

                Net cash provided by
                   operating activities                    38,063              18,633
                                                        ---------           ---------

     INVESTING ACTIVITIES:
        Purchase of property and equipment               (114,826)            (30,156)
        Insurance proceed from fire loss                   62,909                  --
        Proceeds from sale of land                             --              53,879
                                                        ---------           ---------

                Net cash provided by (used in)
                   investing activities                   (51,917)             23,723
                                                        ---------           ---------

     FINANCING ACTIVITIES:
        Repayment of debt                                 (74,164)           (408,607)
        Proceeds of additional paid in capital             70,000
        Proceeds from issuance of stock                        --             179,005
        Proceeds from issuance of debt                         --             175,000
                                                        ---------           ---------

                Net cash used in
                   financing activities                    (4,164)            (54,602)
                                                        ---------           ---------

DECREASE IN CASH                                          (18,018)            (12,246)

CASH, BEGINNING OF PERIOD                                  76,973             106,703
                                                        ---------           ---------

CASH, END OF PERIOD                                     $  58,955           $  94,457
                                                        =========           =========

CASH PAYMENTS FOR:
     Interest                                           $  64,433           $  79,912
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


NOTE 2:  CHANGES IN COMPONENTS OF COMMON STOCK CLASS A

                                                                                                              STOCK
                                        ...COMMON STOCK...                 .STOCK SUBSCRIBED.             SUBSCRIPTION
                                      SHARES          AMOUNT              SHARES          AMOUNT           RECEIVABLE
Balance, October 31, 1997            24,400          $343,811             4,200          $ 84,190          $(84,190)
Common Stock Issued
Common Stock Subscribed
                                     ------          --------             -----          --------          --------

Balance, April 30, 1998              24,400          $343,811             4,200          $ 84,190          $(84,190)
                                     ======          ========             =====          ========          ========

BUCK HILL FALLS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------

NOTE 3:  EARNINGS PER SHARE

     In 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which changed the computation of earnings per share ("EPS") and requires presentation of two new amounts, basic and diluted EPS, and additional informational disclosures. The adoption of SFAS No. 128 is required for all reporting periods after December 15, 1997 and requires restatement for all prior periods The adoption of SFAS No. 128 resulted in the restatement of the Company's April 30, 1998 EPS, as follows:

         Previously reported
             Primary fully diluted                                $(1.85)

         Restated amounts:
             Basic EPS                                            $(1.85)
             Diluted EPS                                          $(1.85)

     The following data show the amounts used in computing earnings per share and the effects of income and the weighted average number of shares of dilutive potential common stock for the years ended April 30, 1998 and 1997:

                                         INCOME       COMMON SHARES
                                        NUMERATOR      DENOMINATOR        EPS
     April 30, 1998
         Basic and diluted EPS
              Net loss                  $(192,893)        104,211      $  (1.85)
                                        =========       =========      ========

     April 30, 1997
         Basic and diluted EPS
              Net loss                  $(210,219)         86,674      $  (2.43)
                                        =========       =========      ========

     The 4,200 shares of Common Stock A Subscriptions Receivable were not included in computing diluted EPS because their effects were antidilutive.

--------------------------------------------------------------------------------

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

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED
APRIL 30, 1998
COMPARED TO THE SIX MONTHS ENDED
APRIL 30, 1997

     During this period the company experienced a catastrophic fire. Substantial progress has been made in the rebuilding and replacement of all loses and a complete recovery is expected for the upcoming busy summer months. Management is aggressively preparing for what they believe will be a very active final two fiscal periods of 1998 and is making the necessary expenditures and preparations to improve the facilities and its amenities. This should be considered when comparing the current period ending 1998 to the same period ending 1997 when the new management was at its inception.

     Overall, revenues increased approximately $3,000 for the six months ended April 30, 1998, as compared to the same period in the prior fiscal year. The company experienced an increase in billing fees of approximately $26,000 due to an increase in the services performed, additional cottages on the inspection list and an increase in the rates. Additionally, plowing and cindering was previously included in cottage dues where it is now billed separately contributing to the increase. Mitigating this increase, the company experienced a decrease in revenues from its dues collections of $14,500. This decrease was the result of a change in policy whereby owners of undeveloped lots are no longer required to pay dues until final construction plans are approved. Additionally, there was a decrease in fairway grille income of $7,000 due to a new practice of billing for the use of the facilities. Finally, there was a small decrease in conservation income of $1,500

     Cost of revenues decreased nearly $48,000 as compared to the same period in 1998. A substantial portion of the decrease was due to a drop in maintenance expense of approximately $36,000 due to the absence of the cleanup and rehabilitation of the Companies' grounds that was required to be done in the prior spring season. Insurance expense also decreased by $16,000 due to management's efforts in soliciting bids for the policies. Additionally, there was a decrease in depreciation expense of $14,500 partially attributable to the assets destroyed in the fire. Repair expense decreased $3,000 due the hiring of a full time mechanic which reduced the need to seek outside services. Road and path expense decreased $1,100 due to the rehabilitation of the road system in the community which requires for less repairs and maintenance. The cost of refuse removal also decreased $2,400 due to the removal of several large dumpsters that were previously rented during the off season at a time when they were not needed while interest expense decreased $2,300 due to the repayment of outstanding debt. Lab fees decreased $1,500 since the company was previously required to have an expensive weekly test performed on the water quality. However due to the new treatment plant, the rehabilitation of the water lines and close monitoring of the water quality, the Department of Environmental Resources has released the company from this weekly requirement and reduced it to an annual test. Offsetting these decreases was an increase in payroll and employee benefits expense due to several maintenance personnel remaining employed longer into the fall to reduce the heavy work load usually experienced during the spring. Auto expense increased $3,500, since a significant amount of repairs were required to maintain an older fleet of vehicles. Telephone expense increased $1,300 due to repairs to some communication devices and the addition of new lines and modems.

     General and administrative costs increased approximately $26,000 due largely to the increase in wages and employee benefits of approximately $24,000 which was the result of a more accurate allocation of the cost of wages to the companies' departments. Maintenance expense also increased approximately $4,500 due to retaining employees longer into the fall as discussed above. Equipment rental increased approximately $5,000 due to an increase in leased equipment as compared to 1997. Auto expense also increased approximately $1,500 which is the result of needed repairs to the company's aging vehicles. Also there was an increase in bad debt expense of $7,400 caused by the write off of bad debts that were negotiated and settled. Computer equipment and office expense increased in aggregate $13,000 due to the conversion of the accounting software and computer upgrades that aside from the internal benefits has allowed the Company to become fully compatible for all year 2000 issues. Offsetting these increases was a decrease in professional fees of $26,000 due to the search in 1997 for a general manager and an overall reduction in fees paid for legal and accounting.

     Other income decreased approximately $55,500 during 1998 due primarily to the sale of land in the prior period.

     Interest expense decreased approximately $17,500 due to management `s continued efforts to reduce outstanding debt.

     As discussed above, the Company received $145,000 of insurance proceeds which was used to replace certain equipment and materials and supplies. The capitalized assets which were destroyed in the fire had a net book value of $31,000 while the Company's replacement of the destroyed materials and supplies amounted to $84,000 resulting in a net gain on the fire of $30,000. In addition, the Company may still be entitled to additional proceeds however they are contingent upon additional expenditures being made by the Company. The Company is continuing to evaluate its options for this additional reimbursement.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
APRIL 30, 1998
COMPARED TO THE THREE MONTHS ENDED
APRIL 30, 1997

     Cost of revenues decreased approximately $38,000 due primarily to necessary repairs of the Companies' grounds in 1997. This expense was offset by the reduction in insurance and repairs and maintenance expense during 1998

     Miscellaneous income decreased due to nonrecurring income from the sale of land in 1997.

LIQUIDITY AND CAPITAL RESOURCES

     At April 30, 1998, the Company had a working capital deficiency of $577,549 as compared to $542,578 in the second quarter of 1997. Included in current liabilities is the entire $384,000 outstanding on the company's $1,000,000 line of credit with a bank (described in the following paragraph), which is payable on demand, as well as $55,554 in scheduled principal payments on long-term debt due within the next twelve months.

     On July 24, 1992, the Company entered into a loan agreement with a bank relating to a secured revolving line of credit in the amount of $1,000,000 (the "Revolving Credit Facility"). Amounts borrowed under the Revolving Credit Facility bear interest at the prime rate (8.5% at April 30,1998) plus 1-1/4%. Pursuant to the loan agreement, approximately 2,600 acres of land and land improvements located in Barrett Township, Monroe County, Pennsylvania, are pledged as collateral, along with dues, assessments and fee revenues. The Revolving Credit Facility is available through May 24, 1999, contingent upon the Company maintaining a satisfactory financial position and subject to annual review of the Company's financial statements by the bank. The loan agreement with the bank provides that if, in the opinion of the authorized lending officers of the bank, the Company's credit worthiness materially declines, the credit line will cease to be available for future draws, and any existing balance will be required to be fully amortized over a reasonable term.

     The Company has been required to make certain improvements in its water system. In May 1995, the Company entered into a $900,000 loan agreement with a bank to refinance the existing debt and to complete the improvements. Principal is payable in monthly installments of $8,985 over a 20-year amortization period. Interest is payable at the bank's base rate (8.5% at April 30,1998) plus 1-1/4%. The loan matures in May 2015 and is secured by a first mortgage on approximately 2,600 acres of land and land improvements located in Barrett Township, Monroe County, Pennsylvania and a collateral assignment of all revenue and assessments of the Company's water operations.

     The Company expects to meet its current liabilities (other than payment of the entire $384,000 under the Revolving Credit Facility, which, although not currently due, is classified as a current liability because of the Revolving Credit Facility's demand terms) through increased collections as a result of the seasonal increase in recreational services and related revenues which typically occurs during the Company's third and fourth quarters. The Company does not anticipate that the bank will demand payment under the Revolving Credit Facility.

     Overall cash for the quarter ended April 30, 1998 decreased $18,018 as compared to an increase of $12,246 for the same period in 1997. Cash used for investing activities increased $75,640 due mostly to the capital expenditures required to replace the assets that were destroyed by the fire. Net repayment of debt amounted to $74,164 in 1998 as compared to $233,607 in 1997 and a substantial portion of the available cash to pay down the debt in 1997 was a result of the stock issuance. In 1998, $70,000 was received as additional paid in capital by a stockholder of the Company. The proceeds will be used to construct a building on the grounds.

     At April 30, 1998, the Company had drawn $384,000 on its $1,000,000 line of credit, leaving $616,000 available.

     The Company incurred a loss of $192,893 for the six months ended April 30, 1998 and at April 30, 1998, the Company has a cumulative deficit of $1,412,680 and a working capital deficiency of $577,549. Although the Company's line of credit is available through May 24, 1999, the ability to borrow under the line is contingent upon certain factors. As a result, continuation of the Company in its present form is dependent upon the successful maintenance of its debt terms, its ability to obtain additional financing if needed and the eventual achievement of sustained profitable operations.

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

                                              BUCK HILL FALLS COMPANY
                                                   (Registrant)


Date: June 15, 1998                    By:    /s/ David B. Ottaway
                                              David B. Ottaway , Chairman


Date: June 18, 1998                    By:   /s/ Anthony C. Bowe
                                             Anthony C. Bowe, Vice-President,
                                             Chief Financial Officer
                                             (Principal Financial and Accounting
                                              Officer)