Form 10-Q
period 1998-07-31
BUCK HILL FALLS CO /PA/
filed 1998-09-15
CIK 783283

FORM 10-Q


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended         JULY 31, 1998

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________  to ___________

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

Yes     X      No

         As of July 31, 1998, the registrant had 79,811 shares of Common Stock, no par value and 24,960 shares of Class A Common Stock, no par value, issued and outstanding.

                                    FORM 10-Q

                             BUCK HILL FALLS COMPANY

                                      INDEX

                                                                            Page

Part I:           Financial Information

Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheet -
                  July 31, 1998 and October 31, 1997                          1

                  Condensed Consolidated Statement of Operations -
                  Nine Months and Three Months Ended July 31, 1998
                  and 1997                                                    2

                  Condensed Consolidated Statement of Cash Flows -
                  Nine Months Ended July 31, 1998 and 1997                    3

                  Notes to Condensed Consolidated Financial Statements      4-6

Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations             7-9

Part II:          Other Information                                          10

                  Signatures                                                 11

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                     BUCK HILL FALLS COMPANY AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEET

----------------------------------------------------------------------------------------------------------------------
                                                                                          JULY 31,
                                                                                            1998          OCTOBER 31,
                                                                                         (UNAUDITED)          1997*
----------------------------------------------------------------------------------------------------------------------
                                     ASSETS

CURRENT ASSETS:
    Cash                                                                                   $ 77,455          $ 76,973
    Accounts receivable, net                                                                497,209           328,854
    Prepaid expenses and other
       current assets                                                                        18,324            21,659
                                                                                        -----------       -----------

             Total current assets                                                           592,988           427,486

RESTRICTED CASH                                                                              79,889            69,122

PROPERTY, PLANT AND EQUIPMENT, Net                                                        2,808,281         2,643,058

DEFERRED COSTS, Net                                                                              -              3,143
                                                                                        -----------       -----------

                        TOTAL                                                           $ 3,481,158       $ 3,142,809
                                                                                        ===========       ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current portion of long-term debt                                                      $ 55,554         $ 504,268
    Accounts payable, trade                                                                 274,856           124,095
    Deferred revenue                                                                        536,351                 -
    Accrued expenses and other                                                               88,167            92,411
    6-1/4% Subordinated Notes                                                                    -            140,000
                                                                                        -----------       -----------

             Total current liabilities                                                      954,928           860,774

CUSTOMER DEPOSITS                                                                            79,889            69,122

6 - 1/4% SUBORDINATED NOTES                                                                 116,000                 -

LONG-TERM DEBT                                                                              891,847           912,812
                                                                                        -----------       -----------

                  Total liabilities                                                       2,042,664         1,842,708
                                                                                        -----------       -----------

STOCKHOLDERS' EQUITY:
    Common stock                                                                          1,731,861         1,720,661
    Contributed capital                                                                     874,227           799,227
    Deficit                                                                              (1,167,594)       (1,219,787)
                                                                                        -----------       -----------

                  Total stockholders' equity                                              1,438,494         1,300,101
                                                                                        -----------       -----------

                        TOTAL                                                           $ 3,481,158       $ 3,142,809
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

                     BUCK HILL FALLS COMPANY AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

-----------------------------------------------------------------------------------------------------------------------
                                                             NINE MONTHS ENDED                   THREE MONTHS ENDED
                                                         .......JULY 31.........              .......JULY 31.........
                                                         1998               1997               1998            1997
-----------------------------------------------------------------------------------------------------------------------
REVENUES                                             $ 1,532,413       $ 1,479,933         $ 863,683       $ 814,516

COST OF REVENUES                                       1,312,817         1,249,260           688,093         576,383
                                                     -----------       -----------         ---------       ---------

GROSS PROFIT FROM
    OPERATIONS                                           219,596           230,673           175,590         238,133

GENERAL AND ADMINISTRATIVE
    EXPENSES                                             294,467           217,936            84,526          34,173
                                                     -----------       -----------         ---------       ---------

(LOSS) INCOME FROM
    OPERATIONS                                           (74,871)           12,737            91,064         203,960
                                                     -----------       -----------         ---------       ---------

OTHER INCOME (EXPENSE):
    Miscellaneous income                                  24,846            53,102            19,191          43,594
    Gain on sale of asset                                  2,015            53,500
    Interest expense                                    (101,794)         (119,446)          (37,358)        (37,442)
                                                     -----------       -----------         ---------       ---------

        Other income (expense), net                      (74,933)          (12,844)          (18,167)          6,152
                                                     -----------       -----------         ---------       ---------

(LOSS) INCOME BEFORE
    EXTRAORDINARY ITEM                                  (149,804)             (107)           72,897         210,112

EXTRAORDINARY ITEM - GAIN
    FROM CASUALTY (FIRE)                                 201,997                --           172,188              --
                                                     -----------       -----------         ---------       ---------

NET INCOME (LOSS)                                       $ 52,193            $ (107)        $ 245,085       $ 210,112
                                                     -----------       -----------         ---------       ---------

NET INCOME (LOSS) PER
    COMMON SHARE BEFORE
    EXTRAORDINARY ITEM
        Basic                                            $ (1.44)             $ --            $ 0.70          $ 2.12
                                                     ===========       ===========         =========       =========

        Diluted                                          $ (1.44)             $ --            $ 0.67          $ 1.98
                                                     ===========       ===========         =========       =========

NET INCOME (LOSS) PER
    COMMON SHARE AFTER
    EXTRAORDINARY ITEM
        Basic                                             $ 0.50              $ --            $ 2.35          $ 2.12
                                                     ===========       ===========         =========       =========

        Diluted                                           $ 0.48              $ --            $ 2.25          $ 1.98
                                                     ===========       ===========         =========       =========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                     BUCK HILL FALLS COMPANY AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

---------------------------------------------------------------------------------------------------------------------
                                                                                               NINE MONTHS ENDED
                                                                                              ......JULY 31......
                                                                                            1998              1997
---------------------------------------------------------------------------------------------------------------------
CASH PROVIDED BY OPERATING
     ACTIVITIES:
        Net income (loss)                                                                 $ 52,193            $ (107)
        Adjustments for noncash charges:
            Depreciation and amortization                                                  173,833           167,858
            Gain from casualty fire                                                       (201,997)
            Gain from disposition of assets                                                 (2,015)          (53,669)
        Changes in assets and liabilities                                                  520,992           304,031
                                                                                          --------         ---------

                Net cash provided by operating
                   activities                                                              543,006           418,113
                                                                                          --------         ---------

     INVESTING ACTIVITIES:
        Insurance proceeds from fire loss                                                  235,485
        Purchase of property and equipment                                                (372,545)          (93,443)
        Proceeds from sale of asset                                                          2,015            53,880
                                                                                          --------         ---------

                Net cash provided by (used in)
                   investing activities                                                   (135,045)          (39,563)
                                                                                          --------         ---------

     FINANCING ACTIVITIES:
        Repayment of debt                                                                 (493,679)         (697,697)
        Proceeds from additional paid in capital                                            75,000
        Proceeds from issuance of stock                                                     11,200           190,206
        Proceeds from issuance of debt                                                                       205,042
                                                                                          --------         ---------

                Net cash used in financing activities                                     (407,479)         (302,449)
                                                                                          --------         ---------

INCREASE IN CASH                                                                               482            76,101

CASH, BEGINNING OF PERIOD                                                                   76,973           106,703
                                                                                          --------         ---------

CASH, END OF PERIOD                                                                       $ 77,455         $ 182,804
                                                                                          ========         =========

CASH PAID FOR INTEREST                                                                    $ 99,478         $ 119,446
                                                                                          ========         =========

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


NOTE 2:  CHANGES IN COMPONENTS OF COMMON STOCK CLASS A

                                                                                                     STOCK
                                    ...COMMON STOCK...               .STOCK SUBSCRIBED.          SUBSCRIPTION
                                  SHARES          AMOUNT          SHARES          AMOUNT          RECEIVABLE
Balance, October 31, 1997          24,400        $343,811           4,200          $84,190         $(84,190)
Common Stock Issued                   560          11,200
Common Stock Subscribed                --              --            (560)         (11,200)          11,200
                                 --------        --------        --------         --------         --------

Balance, July 31, 1998             24,960        $355,010           3,640          $72,990         $(72,990)
                                 ========        ========        ========         ========         ========

BUCK HILL FALLS COMPANY AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------

NOTE 3:  EARNINGS PER SHARE

         In fiscal 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which changed the computation of earnings per share ("EPS") and requires presentation of two new amounts, basic and diluted EPS, and additional informational disclosures. The adoption of SFAS No. 128 is required for all reporting periods after December 15, 1997 and requires restatement for all prior periods. The adoption of SFAS No. 128 resulted in the restatement of the Company's July 31, 1997 EPS, as follows:

                                                                           NINE MONTHS               THREE MONTHS
                                                                              ENDED                      ENDED
                                                                          JULY 31, 1997              JULY 31, 1997
                                                                          -------------              -------------
         Previously reported
             Primary fully diluted                                            $ --                       $2.12
                                                                              ====                       =====
             Fully diluted                                                    $ --                       $2.12
                                                                              ====                       =====

         Restated amounts:
             Basic EPS                                                        $ --                       $2.12
                                                                              ====                       =====
             Diluted EPS                                                      $ --                       $1.98
                                                                              ====                       =====

         The following data show the amounts used in computing earnings per share and the effects of income and the weighted average number of shares of dilutive potential common stock for the years ended July 31, 1998 and 1997:

                                           FOR THE NINE MONTHS                               FOR THE THREE MONTHS
                                     .......ENDED JULY 31, 1998................      ........ENDED JULY 31, 1997........
                                                           COMMON                                      COMMON
                                        INCOME             SHARES                     INCOME           SHARES
                                      NUMERATOR         DENOMINATOR        EPS       NUMERATOR      DENOMINATOR      EPS
July 31, 1998
     Before extraordinary item:
         Basic EPS                    $(149,804)          104,291        $(1.44)     $ 72,897         104,291       $ .70
                                      =========           =======        ======      ========         =======       =====
         Diluted EPS                  $(149,804)          108,811        $(1.44)     $ 72,897         108,811       $ .67
                                      =========           =======        ======      ========         =======       =====

     After extraordinary item:
         Basic EPS                     $ 52,193           104,291        $   .50     $245,085         104,291       $2.35
                                       ========           =======        =======     ========         =======       =====
         Diluted EPS                   $ 52,193           108,811        $   .48     $245,085         108,811       $2.25
                                       ========           =======        =======     ========         =======       =====

                                           FOR THE NINE MONTHS                               FOR THE THREE MONTHS
                                     .......ENDED JULY 31, 1998................      ........ENDED JULY 31, 1997........
                                                           COMMON                                      COMMON
                                        INCOME             SHARES                     INCOME           SHARES
                                      NUMERATOR         DENOMINATOR        EPS       NUMERATOR      DENOMINATOR      EPS


July 31, 1997
     Before and after extraordinary
         item:
              Basic EPS                $ (107)              98,931       $      --   $210,112           98,931      $2.12
                                       ======             ========       =========   ========         ========      =====
              Diluted EPS              $ (107)             105,961       $      --   $210,112          105,961      $1.98
                                       ======             ========       =========   ========         ========      =====






--------------------------------------------------------------------------------

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

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED
JULY 31, 1998 AS COMPARED TO THE NINE MONTHS ENDED
JULY 31, 1997
--------------------------------------------------------------------------------

         In March 1998, the Company experienced a catastrophic fire. The process of rebuilding and the replacement of the assets destroyed is nearly complete. Management is confident that, with the fire renovations complete, the increased demand for the Company's amenities experienced during the later portion of June and July will continue through the final fiscal period of 1998.

         Revenues increased $52,480 for the nine months ended July 31, 1998, as compared to the same period in the prior year. In 1998, the Company had an increase in membership revenue of nearly $20,000 due to increased members as well as an increase in daily fees. Additionally, revenues from townhouse maintenance fees were $13,000 higher in 1998 as compared to 1997, mostly attributable to an increase in the yearly fee charged to the cottagers. Also, the number of rounds of golf increased, resulting in an additional $6,500 of green fees in 1998. Finally, there was an increase of nearly $11,000 in snow plowing revenues resulting from a new policy excluding snowplowing as a part of the annual maintenance fee agreement. Mitigating the above increases was a decrease of nearly $26,000 in the Company's dues which was the result of a new policy where dues are no longer assessed on undeveloped lots and "footprints".

         Cost of revenues increased $63,557 for the nine months ended July 31, 1998 as compared to the same period in 1997. Repairs and maintenance expense increased approximately $10,500 due to repairs made on the tennis tea and golf course. Electricity expense increased approximately $6,500 due to the loss of the automatic irrigation system in the fire. Without the automated system, the irrigation system operated inefficiently resulting in an increase in operating costs. Road and path expense increased $5,000 due to continued efforts by the Company to improve the road and path system throughout the community. Offsetting these increases was a decrease in security expense of approximately $7,500 due to a new agreement negotiated by the Company to provide office space for use by the security firm in return for a reduction of overall rates. Insurance expense decreased approximately $15,500 due to the bidding of all insurance policies in the prior year, the effect of which is being recognized in fiscal 1998.

         General and administrative costs increased $76,530 in the first nine months of 1998 as compared to the same period in 1997. A portion of the increase was the result of expenses of $23,000 in office and computer equipment associated with the conversion of the Company's accounting software. Additionally, there was an increase of approximately $24,000 in payroll expense due to the hiring of additional personnel and an across the board increase of approximately five percent in wages for fiscal 1998. There was a substantial decrease in professional fees of approximately $19,000 due to a nonrecurring executive search that was required in 1997. Other income decreased $79,743 primarily due to realized revenues in 1997 of $53,000 from the sale of land. There was a substantial drop in interest expense of $19,000 due to the Company's continued effort to substantially reduce outstanding debt.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
JULY 31, 1998 COMPARED TO THE THREE MONTHS ENDED
JULY 31, 1997
--------------------------------------------------------------------------------

         Revenues increased $49,167 during the three months ended July 31, 1998. As explained above, the increase was due primarily to an increase in memberships and daily fees.

         Cost of revenues increased $111,710 for the three months ended July 31, 1998 primarily from the increase in demand throughout the community for the Company's numerous amenities which resulted in increases in various departmental expenses as explained above.

         General and administrative expenses increased $50,353 for the three months ended July 31, 1998 primarily due to the increase in expenditures for the upgrade in the Company's computer system and increases in payroll expense.

         LIQUIDITY AND CAPITAL RESOURCES

         At July 31,1998, the Company had a working capital deficiency of $ 361,941. Included in current liabilities is $55,554 in scheduled principal payments on long -term debt that are due within the next twelve months.

         On July 24, 1992, the Company entered into a loan agreement with a bank relating to a secured revolving line of credit in the amount of $1,000,000 (the "Revolving Credit Facility"). Amounts borrowed under the Revolving Credit Facility bear interest at the prime rate (8.25% at July 31,1998) plus 1-1/2%. Pursuant to the loan agreement, approximately 2,600 acres of land and land improvements located in Barrett Township, Monroe County, Pennsylvania, are pledged as collateral, along with dues, assessments and fee revenues. The Revolving Credit Facility is available through May 24, 1999, contingent upon the Company maintaining a satisfactory financial position and subject to annual review of the Company's financial statements by the bank. The loan agreement with the bank provides that if, in the opinion of the authorized lending officers of the bank, the Company's credit worthiness materially declines, the credit line will cease to be available for future draws, and any existing balance will be required to be fully amortized over a reasonable term.

         The Company was required to make certain improvements in its water system. In May 1995, the Company entered into a $900,000 loan agreement with a bank to refinance the existing debt and to complete the improvements. Principal is payable in monthly installments of $8,985 over a 20-year amortization period. Interest is payable at the bank's base rate (8.25% at July 31, 1998) plus 1-1/2%. The loan matures in May 2015 and is secured by a first mortgage on approximately 2,200 acres of land and land improvements located in Barrett Township, Monroe County, Pennsylvania and a collateral assignment of all revenues and assessments of the Company's water operations.

         The Company expects to meet its current liabilities through increased collections as a result of the seasonal increase in revenues which typically occurs during the Company's third and fourth quarters through the provision of recreational services.

         Cash remained static for the nine months ended July 31,1998. Cash from operating activities increased $124,893 primarily from the advance collection of fees. Cash provided by investing activities decreased $95,482 due to the insurance proceeds received for the replacement of the assets lost in the fire, net of the purchase of new fixed assets. Net repayment of debt amounted to $493,000 in both 1998 and 1997. In 1998, $75,000 was received as additional paid-in capital by a stockholder of the Company and will be used to construct a building within the community. Additionally, $11,200 was received for the payment of Common Stock Class A in 1998 as compared to $190,206 in 1997.

         At July 31, 1998, the Company has no outstanding draws on its $1,000,000 line of credit.

         The Company incurred a loss before extraordinary item of $149,804 for the nine months ended July 31,1998 and at July 31,1998, the Company has a cumulative deficit of $1,167,594 and a working capital deficiency of $361,940. Although the Company's line of credit is available through May 24, 1999, the ability to borrow under the line is contingent upon certain factors. As a result, continuation of the Company in its present form is dependent upon the successful maintenance of its debt terms, its ability to obtain additional financing, if needed, and the eventual achievement of sustained profitable operations.

         Management believes that revisions in the Company's operating requirements, including an increase in dues from $2,800 to $2,950, provide the opportunity for the Company to continue as a going concern. However, there is no assurance that management's actions will be successful or, if they are not successful, that the Company would be able to continue as a going concern.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

                  None

Item 2.  Changes in Securities

                  None

Item 3.  Defaults Upon Senior Securities

                  None

Item 4.  Submission of Matters to a Vote of Security Holders

                  The Annual Meeting of the shareholders of the Company was held on July 19, 1998. At the meeting the following persons were elected as directors of the Company, each receiving the number of votes indicated next to his or her name:

                                    Sandra Kraus                       66,364
                                    Edward Reilly                      67,878
                                    Anthony Roberts                    61,177

                  The following additional persons continued as directors of the Company after the meeting:

                                    Anthony C. Bowe
                                    James T. Sygenda
                                    David C. Toomey
                                    Richard C. Unger, Jr.
                                    Clifford Press
                                    Grace Godshalk

                  The   shareholders   also   approved  the   conveyance   of  a
                  conservation easement to the Buck Hill Conservation Foundation by the following vote:

                                    Yes                                59,908
                                    No                                  2,011
                                    No vote/Abstain                    14,170

Item 5.  Other Information

                  At its organizational meeting on September 7, 1998, the Board of Directors elected Richard C. Unger, Jr. as President and Chairman of the Board of the Company and reelected Anthony C. Bowe as Vice-President and Chief Financial Officer and David
                  C. Toomey as secretary.

Item 6.  Exhibits and Reports on Form 8-K

                  None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          BUCK HILL FALLS COMPANY
                                                (Registrant)


Date: September 14, 1998           By: /s/ Richard C. Unger, Jr.
                                       Richard C. Unger, Jr., President and
                                       Chairman of the Board


Date: September 14, 1998           By: /s/ Anthony C. Bowe
                                       Anthony C. Bowe
                                       Vice President, Chief Financial
                                       Officer (Principal Financial and
                                       Accounting Officer)